Form 10-K405
period 1996-09-30
COBBLESTONE HOLDINGS INC
filed 1996-12-30
CIK 1017481

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended September 30, 1996

                                      OR

[_] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the Transition Period from _______________ to _______________.

                          COBBLESTONE HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                ________________            33-0597600
(State or other jurisdiction of     (Commission            (I.R.S. Employer
incorporation or organization)      File Number)           Identification No.)


  3702 Via de la Valle, Suite 202
        Del Mar, CA 92014                               (619) 794-2602
  (Address of principal offices)                (Registrant's telephone number,
                                                      including area code)


Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO [_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K: [X]

  There is no market for the common stock of Cobblestone Holdings, Inc. See "Item 1 Business--Corporate Background."

  As of December 26, 1996, 1,722,449 shares of Cobblestone Holdings, Inc. Common Stock, par value $.01 per share, were outstanding.

                                    PART 1

ITEM 1.  BUSINESS

GENERAL

  Cobblestone Holdings, Inc. ("Cobblestone" or the "Company") is one of the leading golf course owners and operators in the United States, with a current portfolio of twenty-two golf properties including both private country clubs and daily fee (or public) courses. The Company's courses are concentrated in clusters near metropolitan areas primarily in the Sunbelt states (including Arizona, California and Texas) which have large golfing populations and attractive climates. This clustering strategy enables the Company to efficiently manage its portfolio of courses and improve the profitability of its courses by sharing many administrative functions and capitalizing on joint marketing opportunities and economies of scale.

  The Company's business consists primarily of operating golf courses and related facilities, with revenue generated from initiation fees and dues, at private country clubs and semi-private courses, greens fees, food and beverage concessions, golf cart rentals, retail merchandise sales, driving range fees and lodging fees. The Company owns sixteen courses, leases four courses (subject to long-term leases in excess of twenty years, including extension options), leases one driving/range and pro shop facility and manages one additional course. The Company's portfolio includes nine private country clubs, eight public facilities and five semi-private facilities.

  According to the National Golf Foundation ("NGF"), there are approximately 15,000 golf courses in the United States, which generate approximately $15 billion in annual revenue. The ownership and operation of golf courses in the United States is highly fragmented, with less than 5% of golf courses owned and operated by multi-course management companies. The Company believes that the majority of golf course operators, including real estate developers and municipalities, are generally involved in golf course management because the golf course is an important component of their development or community, but such operators often do not have professional golf course management experience. As a result, owners are often interested in selling the golf facilities to third-party operators such as the Company. These owners frequently place significant emphasis on experience and reputation for quality management in selecting an owner/operator, and the Company believes that its reputation in these areas has provided it with a steady supply of attractive acquisition opportunities.

CORPORATE BACKGROUND

  The Company was incorporated on January 18, 1994 by shareholders of Cobblestone Golf Group, Inc. ("CGGI"). On January 31, 1994, the Company issued shares of its common and preferred stock in exchange for all of the shares of CGGI. CGGI was formed in 1992 by Brentwood Golf Partners, L.P. (the "Partnership"), a partnership organized by Brentwood Associates ("Brentwood"), and James A. Husband. In its four years of operation, CGGI has become one of the leading golf course management companies in the United States. Mr. Husband, the Company's President and Chief Executive Officer, has more than 20 years experience in the golf industry, and prior to joining the Company, had been Chairman and Chief Executive Officer of GolfCorp. (a subsidiary of Club Corporation International), which he founded and built into one of the largest public-course management companies in the United States.

The Company is incorporated in Delaware; its executive offices are located at 3702 Via de la Valle, Suite 202, Del Mar, California, 92014; and its telephone number is (619) 794-2602.

INDUSTRY OVERVIEW

  There are three general types of golf courses: daily fee or public courses, private country clubs and resort courses. Approximately two-thirds of the courses in the United States are daily fee, or public, courses, and approximately one-third are private country club or resort courses. Daily fee courses derive revenue primarily from greens fees, golf cart rentals, retail (pro shop) sales and food and beverage sales. Because the majority of golf course operating costs are fixed, revenue and operating profit are generally maximized at daily fee courses by generating the maximum number of golf rounds played. Private courses derive revenue primarily from initiation fees, monthly membership dues, guest greens fees and food and beverage sales. Revenue and operating profit are maximized at private courses by maximizing the number of membership sales and the associated monthly dues revenue. In addition, certain semi-private courses offer limited access to the golf facilities to the public in order to maximize revenue.

  The Company believes that, despite recent golf course construction in some of its markets, golf course construction in its markets generally has been constrained as a result of several factors, including the lack of capital available for real estate development, the significant land required to build a golf course and related facilities (approximately 150 acres) and increasing environmental regulation, particularly with regard to the availability of water in Arizona and California, two of the Company's primary markets.


BUSINESS STRATEGY

  The Company's strategy is to grow its revenue and cash flow by (i) improving operations and financial performance of its existing portfolio golf courses by increasing revenue, controlling operating costs and selectively upgrading the facilities and (ii) identifying and acquiring courses which will benefit from the Company's management expertise. Key elements of the Company's operating strategy include:


 INCREASE REVENUE

  Attracting New Members.   The Company aggressively markets its courses within
the local community in order to increase memberships at its private clubs. The Company positions the golf course and related facilities as an integral social center of the surrounding community by hosting social, educational and recreational events, in order to attract non-golfing members. In order to attract these "social" members, the Company often provides facilities for community events and charitable organizations, as well as swimming, tennis and fitness facilities, particularly at those courses that are part of a real estate development. The Company also tailors the membership program to the facility, including offering multiple types of memberships (e.g., senior, junior, weekday golf only, tennis, swimming, social, etc.).

  Maximizing Tee Time Utilization.   The Company seeks to increase revenue by
expanding the capacity of its daily fee facilities. The Company frequently implements several simple measures, such as opening seven days a week, opening earlier in the morning or starting golfers on both the first and tenth holes simultaneously. The Company also attempts to schedule tournament play into less popular tee times; provide incentives for members of semi-private courses to play on weekdays, thereby opening up prime weekend time for fully-priced public play; and charge premium prices for prime tee times while discounting prices for less utilized times (e.g., twilight play).

  Market Positioning. The Company undertakes a comprehensive review of local competition, identifying market rates for initiation fees and membership dues, greens fees, guest and cart fees, private cart policies, and other key revenue generators. In many cases, the Company is able to increase revenue merely by raising prices to reflect market conditions and the course improvements implemented by the Company's management.

  Appeal to Core Golfing Population.   The Company targets core golfers in its
markets (defined by the NGF to be golfers who play more than eight rounds per year). These golfers represent approximately 46% of the golfers in the United States but play approximately 87% of the rounds. The Company believes that core golfers represent a stable demand for golf and are generally more willing to make a significant investment in a golf club membership and pay higher greens fees than the golfing population as a whole. These golfers also tend to spend more time at a golf facility and therefore generate higher ancillary revenues.

  Facilities Upgrades.   Following its acquisition of a golf course, the Company
generally upgrades or improves the facility in order to significantly improve its appeal to customers and members. Where appropriate, the Company adds additional courses (including nine hole additions) to existing facilities to increase course capacity and invests in major clubhouse renovations to support increased dues and fees. These expenditures are generally non-recurring.

  Focus on Non-Golf Operations.   The Company also focuses significant effort on
non-golf operations. The Company offers non-golf memberships where additional facilities (such as swimming, tennis or fitness facilities) are available, promotes merchandise sales, provides on-course concessions to boost food and beverage sales, and offers catering and meeting and banquet facilities for members.


 REDUCE OPERATING COSTS

  Reducing Administrative Overhead.   The Company continually seeks
opportunities to improve its margins by consolidating administrative functions and eliminating duplicative personnel at its courses in order to reduce operating costs.

  Economies of Scale.   As a multi-course operator, the Company is able to
achieve overhead and operating savings not available to owners of individual properties. For example, the Company employs regional marketing staffs to serve the courses in a cluster group, and is often able to eliminate an accounting position at the course level by substituting a corporate controller who has responsibility for multiple courses. In addition, insurance policies for many properties, particularly those that are part of a geographical cluster, can be consolidated under a master insurance policy. The Company's volume purchasing ability also enables it to achieve savings not available to smaller buyers in the purchase of almost all retail merchandise and maintenance equipment.

  Facilities Upgrades.   In addition to implementing facilities improvements in
order to generate increased revenues, the Company also makes capital versus operating expense decisions based on known economic trade-offs. The Company attempts to identify strategic opportunities to invest relatively small amounts of capital in maintenance equipment in order to improve the facility and simultaneously reduce labor or other operating expenses.

  Managing Water Costs.   At many of its courses, water is a significant
component of operating costs. The Company typically has two or more alternative sources of water at each course. The Company continually explores alternative sources of water. For example, where possible, the Company uses treated effluent water or constructs wells, rather than utilize more expensive municipal water for course irrigation.


 ACQUISITIONS

  The Company is continually involved in the investigation and evaluation of potential golf course acquisitions and at any time may be discussing possible transactions, conducting due diligence investigations or otherwise pursuing acquisition opportunities. The Company's growth strategy is partly driven by its ability to expand its portfolio of courses.

  The Company conducts extensive due diligence when considering acquisition candidates in order to evaluate the potential financial performance of a given golf course. The principal criteria considered in the evaluation include course location, the population size and demographics of the surrounding area, the number of tourists visiting a market per year and the number of rounds of golf played by these tourists, course condition, reputation among customers and/or members, current operating efficiency and local competition.

  During the evaluation of a potential acquisition, the Company considers carefully the ease of access to the course, the conditions and appeal of the immediately surrounding land, the proximity of the competition and the climatic conditions which affect both potential revenue as well as the cost of maintaining the course. The population base of the surrounding metropolitan area must be large enough to support both the potential acquisition as well as its competition. If the acquisition candidate is a resort-oriented course, the Company also evaluates the size of and trends in the tourist population. The demographic make-up of the population must be such that a sufficient number and density of golfers are present. In its evaluation of the operating potential of a course, the Company looks for correctable operational deficiencies, potential facility improvements which can be made with a moderate amount of capital investment and which have a high likelihood of enhancing revenue and reducing costs, as well as deficiencies in the course's position and reputation in the market which can benefit from a cohesive marketing program. The competition is evaluated by examining the condition and appeal of the local courses, the position and reputation in the local market and the likely potential clientele, and finally, the price points at which the competition operates. In addition, prior to acquiring a given course, the Company meets with private club members or forms public course focus groups to discuss the potential acquisition and major anticipated changes in order to ensure a smooth transition in ownership.

  In addition to the criteria outlined above, the Company incorporates specific analyses which are dependent upon whether the course is private or daily fee. At a private course, the set of considerations revolves around the type of members the course targets, and the potential to increase dues or offer valuable additional facilities such as banquet rooms, meeting rooms, tennis, fitness facilities and child-care in order to expand membership. At a daily fee course, a course may be significantly improved by adjusting greens fees to market level, by adding or upgrading amenities such as golf cart rental facilities, improving the pro shop, implementing marketing programs or by promoting tournament play.

  The following summarizes the primary components of the Company's acquisition strategy:

  Clustering of Courses.   The Company seeks to acquire courses in its existing
geographic clusters, or to form new clusters near densely populated metropolitan markets. The clustering strategy is designed to facilitate management and marketing and improve the profitability of each course because of the ability to share administrative and operating expenses. In addition, clustering allows the Company to operate facilities with fewer on-site management personnel by consolidating several course-level management jobs or eliminating them altogether in favor of a single regional or headquarters position. A cluster also provides cross-marketing opportunities such as exchanging play privileges, advertising multiple properties in a single campaign and promoting tournament play at a course within the cluster.

  Focus on Private Country Clubs and High-End Daily Fee Courses.   The Company
focuses on acquiring private country clubs and high-end daily fee courses which attract core golfers in middle and upper-income brackets who are less price sensitive than the typical public course player. Revenue and cash flows of private country clubs are generally more stable and predictable than those of public courses because the receipt of membership dues is independent of the level of course utilization. In addition, private courses have an easily identifiable target population which enables a targeted and efficient marketing effort, particularly if the course is part of a larger residential development. The typical Cobblestone daily fee course commands higher greens fees than the average municipal course in its market.

  Reputation with Real Estate Developers.   Cobblestone has focused on acquiring
courses from real estate developers who have built golf courses primarily as an enhancement to their residential real estate developments.

The Company believes that its experience and reputation for quality management provide it with a steady supply of attractive acquisition opportunities from developers seeking third party owner/operators to professionally manage the facilities.

  Focus on Favorable Golf Markets.   The Company targets golf courses in markets
with characteristics which it believes are favorable to golf course ownership and management. For example, the Company concentrates on acquiring courses convenient to metropolitan areas with dense populations but relatively few golf courses in relation to the size of the golfing population. In addition, the Company focuses on markets with a high number of playable days per year, enabling the Company to maximize revenue and course utilization and thereby capitalize on the operating leverage inherent in golf course management.

  To date, the Company primarily has targeted acquisitions in the Sunbelt markets. Maximizing revenue is an important component of profitability due to the high fixed cost nature of golf course operation, and these markets typically have minimal weather risks and a high number of playable days per year (i.e. high capacity). For instance, the number of playable days in Southern California averages approximately 350, as compared to approximately 200 in the upper Midwest. Thus, average rounds played per course in the Arizona and California markets are substantially greater than the national average of approximately 33,000 rounds. Additionally, greens fee pricing in these markets tends to be higher than the national average because of shortages of supply relative to demand and the impact of tourists on pricing. Seasonal tourists have fairly inelastic demand because greens fees represent only a relatively small portion of overall vacation expenses. Furthermore, age demographics in the Sunbelt markets and the abundance of retirees with ample leisure time contribute to a high demand for golf.


RECENTLY COMPLETED ACQUISITIONS

  The Company recently completed two acquisitions as a part of its ongoing acquisition strategy. On June 28, 1996, the Company acquired Eagle Crest Golf Club ("Eagle Crest") in the San Diego, California area. Eagle Crest is a daily fee golf facility with an 18-hole David Rainville-designed course, as well as a clubhouse, food and beverage facilities and pro shop. Eagle Crest is located in a master plan development which is expected to include over 700 single family homes at completion. In addition, on July 1, 1996, the Company entered into a 15 year lease of the Sweetwater Country Club near Houston, Texas. Sweetwater is a private country club with a 36-hole Roger Packard-designed course, as well as a clubhouse, food and beverage facilities, pro shop, indoor and outdoor swimming pools, fitness center (including indoor basketball and squash courts) and both indoor and outdoor tennis courts.


RECENTLY COMPLETED FINANCING

  On June 4, 1996, the Company and its wholly-owned subsidiary, CGGI, completed two contemporaneous debt offerings (the "Offerings") totaling approximately $100 million. CGGI offered $70 million aggregate principal amount of 11 1/2% senior notes ("Senior Notes") due 2003. The Company offered 86,000 Units (the "Unit Offering"), each consisting of $1,000 principal amount at maturity of 13 1/2% senior zero-coupon notes due 2004 and one share of common stock, par $.01 per share, of Holdings. The net proceeds of the Unit Offering was approximately $28.1 million and was contributed as additional paid-in capital to CGGI.

  The primary use of proceeds of the Offerings was to repay existing bank debt and accrued interest of $83.9 million, capital leases of $4.2 million, other long term debt of $2.4 million, financing fees and closing costs of $6.0 million, and the remainder was used to partially finance the acquisition of Eagle Crest. In addition, the Company obtained a new $50 million bank facility (the "New Credit Facility") consisting of a $45 million revolver for future acquisitions and capital projects and a $5 million working capital facility.

  In October, 1996, the Company exchanged the debt issued in June, 1996 ("Private Notes") for notes registered under the Securities Act of 1933 (the "Exchange Notes").

COMPETITION

  The Company competes for members and players with existing golf courses. Where the Company's courses are membership courses which are part of a housing development project, competition is often limited. At those courses where there is significant competition from other golf courses, the Company believes that it competes less on the basis of price than on the overall quality of its facilities, which is a function of customer service, the quality and the state of maintenance of the facilities as well as available amenities.

  The Company believes it and its management enjoy a favorable reputation in the industry. The Company principally competes for the acquisition of golf courses on a national level with a small number of national golf course management companies, which include National Golf Properties, Inc. (a publicly-traded real estate investment trust) and Club Corporation International and for the lease and/or management of golf courses on a national level with American Golf Corporation and Club Corporation International. The Company also competes on a local level with several smaller, regional companies.


EMPLOYEES

  As of September 30, 1996 the Company employed approximately 1,692 persons. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.


GOVERNMENTAL REGULATION

  Environmental Matters.   Operations at the Company's golf courses involve the
use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oil and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removing such hazardous substances that are released on or in its property and for remediation of its property. Such laws often impose liability regardless of whether a property owner or operator knew of, or was responsible for, the release of hazardous materials. In addition, the presence of such hazardous substances, or the failure to remediate the surrounding soil when such substances are released, may adversely affect the ability of a property owner to sell such real estate or to pledge such property as collateral for a loan. Prior to acquiring golf courses, it is the Company's practice to commission preliminary environmental assessments ("Phase I assessments") to evaluate the environmental condition of, and potential environmental liabilities associated with, such properties. Phase I assessments generally consist of an investigation of environmental conditions at the subject property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and conditions at other sites in the vicinity. The Phase I assessments have not revealed any environmental liability that the Company's management believes would have a material adverse effect on the Company's business, assets or results of operation, and the Company believes that it is in material compliance with all environmental laws, ordinances and regulations applicable to its properties and operations. No assurance, however, can be given that the Phase I assessments reveal all potential environmental liabilities or that such environmental liabilities, whether or not material, may not arise in the future.

  General.   The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the Company's golf course personnel receive the federal minimum wage, and increases in the minimum wage would increase the Company's labor costs. In November 1996, an initiative passed to raise the minimum wage in California to $5.00 per hour effective March 1, 1997, and to $5.75 per hour effective March 1, 1998. Also, the Federal minimum wage will increase from $4.25 per hour to $4.75 per hour on October 1, 1996 and again to $5.15 per hour on September 1, 1997. Employers must pay the higher of the Federal or State minimum wage. The Company will attempt to offset increases in the minimum wage through pricing and other cost control efforts; however, there can be no assurance that the Company will be able to pass such additional costs on to its customers and members. In addition, the Company is subject to certain state "dram-shop" laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. The Company is also subject to the Americans with Disabilities Act of 1990, which, among other things, may require certain minor renovations to various clubhouses at the Company's properties to meet federally mandated access and use requirements. The cost of these renovations is not expected to be material to the Company. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.


ITEM 2.  PROPERTIES

  The follwing tables set forth certain information regarding the Company's 22 golf properties:

Market and Design

                                                             TYPE OF
COURSE NAME                             LOCATION            OPERATION     TYPE OF COURSE
-----------                             --------            ---------     --------------
   Southern California Courses
 Balboa Park G.C.                      San Diego, CA          Leased     (1)
 Carmel Mountain Ranch C.C.            San Diego, CA          Leased     18 Hole public
 Morgan Run Resort and Club            Rancho Santa Fe, CA     Owned     27 Hole semi-private
 El Camino C.C.                        Oceanside, CA           Owned     18 Hole private
 Red Hawk G.C.                         Temecula, CA           Managed    18 Hole public
 Saticoy Regional G.C.                 Ventura, CA            Leased     9 Hole municipal
 The Vineyard at Escondido             Escondido, CA          Leased     18 Hole municipal
 Eagle Crest Golf Club                 Escondido, CA           Owned     18 Hole public

   Phoenix Courses
 Ahwatukee C.C.                        Phoenix, AZ             Owned     18 Hole semi-private
 The Lakes at Ahwatukee                Phoenix, AZ             Owned     18 Hole public
 The Foothills G.C.                    Phoenix, AZ             Owned     18 Hole public
 Red Mountain Ranch C.C.               Mesa, AZ                Owned     18 Hole semi-private

   Texas-Austin Courses
 Hills of Lakeway(2)                   Austin, TX              Owned     18 Hole private
 Live Oak Golf Course(2)               Austin, TX              Owned     18 Hole semi-private
 Yaupon Golf Course(2)                 Austin, TX              Owned     18 Hole semi-private

   Texas-Dallas Courses
 Stonebridge C.C.                      Mc Kinney, TX           Owned     18 Hole private
 The Ranch C.C.                        Mc Kinney, TX           Owned     18 Hole private
 The Trophy Club                       Trophy Club, TX         Owned     36 Hole private
 Woodcrest C.C.                        Dallas, TX              Owned     18 Hole private

   Other Courses
 Brandermill C.C.                      Richmond, VA            Owned     18 Hole private
 Pecan Grove Plantation C.C.           Richmond, TX            Owned     27 Hole private
 Sweetwater C.C.                       Sugar Land, TX         Leased     36 Hole private

(1) The Company operates a driving range, pro shop and golf cart rental facility in connection with an 18-hole public course operated by the City of San Diego.

(2) The Company owns a tennis facility (the World of Tennis) and a golf practice and instruction facility (the Academy of Golf) which are components of these Austin facilities.


Facilities and Services

                                           DRIVING                        FOOD &                                         FITNESS
        COURSE NAME                         RANGE    CARTS   CLUBHOUSE   BEVERAGE   PRO SHOP   POOL   TENNIS   LODGING   CENTER
 --------------------------------          -------   -----   ---------   --------   --------   ----   ------   -------   -------
   Southern California Courses
 Balboa Park G.C.                            Yes      Yes       Yes        Yes        Yes
 Carmel Mountain Ranch C.C.                  Yes      Yes       Yes        Yes        Yes
 Morgan Run Resort and Club                  Yes      Yes       Yes        Yes        Yes      Yes     Yes       Yes       Yes
 El Camino C.C.                              Yes      Yes       Yes        Yes        Yes      Yes     Yes                 Yes
 Red Hawk G.C.                               Yes      Yes                  Yes        Yes
 Saticoy Regional G.C.                       Yes      Yes                  Yes        Yes
 The Vineyard at Escondido                   Yes      Yes       Yes        Yes        Yes
 Eagle Crest Golf Club                       Yes      Yes       Yes        Yes        Yes

   Phoenix Courses
 Ahwatukee C.C.                              Yes      Yes       Yes        Yes        Yes
 The Lakes at Ahwatukee                               Yes                  Yes        Yes
 The Foothills G.C.                          Yes      Yes       Yes        Yes        Yes
 Red Mountain Ranch C.C.                     Yes      Yes       Yes        Yes        Yes      Yes     Yes                 Yes

   Texas-Austin Courses
 Hills of Lakeway                            Yes      Yes       Yes        Yes        Yes      Yes     Yes                 Yes
 Live Oak Golf Course                        Yes      Yes                  Yes        Yes              Yes
 Yaupon Golf Course                                   Yes                  Yes        Yes

   Texas-Dallas Courses
 Stonebridge C.C.                            Yes      Yes       Yes        Yes        Yes      Yes     Yes       Yes       Yes
 The Ranch C.C.                              Yes      Yes       Yes        Yes        Yes      Yes     Yes
 The Trophy Club                             Yes      Yes       Yes        Yes        Yes      Yes                         Yes
 Woodcrest C.C.                                       Yes       Yes        Yes        Yes      Yes     Yes

   Other Courses
 Brandermill C.C., Richmond, VA              Yes      Yes       Yes        Yes        Yes      Yes     Yes
 Pecan Grove Plantation C.C.,

   Richmond, TX                              Yes      Yes       Yes        Yes        Yes      Yes     Yes                 Yes
 Sweetwater C.C., Sugar Land, TX             Yes      Yes       Yes        Yes        Yes      Yes     Yes                 Yes


ITEM 3.  LEGAL PROCEEDINGS

  From time to time, lawsuits are filed against the Company in the ordinary course of business. The Company is not a party to any litigation that, in the judgment of management after consultation with counsel, is likely to have a material adverse effect on the Company or its business. The Company carries property and casualty insurance and insurance under umbrella policies in such amounts and with such coverages as the Company believes to be adequate.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no established trading market for the Company's common stock. As of December 26, 1996, there were 32 record owners of the Company's common stock.

  All of the Common Stock of each of the Company's subsidiaries is owned by the Company or a single subsidiary of the Company except (i) Cobblestone Texas, Inc., Bellows Golf Group, Inc. and Whispering Palms Country Club Joint Venture each have two record owners; (ii) Ocean Vista Land Company has 26 record owners; and (iii) Golf Course Inns of America, Inc. has 4 record owners. There is no established trading market for such common stock.

  The Company and its subsidiaries do not pay cash dividends. The Indenture related to the Exchange Notes and the New Credit Facility all contain restrictions as to the declaration and payment of dividends. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements included elsewhere in this report.


             [The remainder of this page intentionally left blank]

ITEM 6.  SELECTED FINANCIAL DATA

  The consolidated financial data set forth below for each of the years in the four-year period ended September 30, 1996 are derived from the consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and the notes thereto included herein.

                                                               YEAR ENDED
                                                               SEPTEMBER 30,
                                                --------------------------------------------
                                                  1996        1995        1994        1993
                                                --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA(1):
(DOLLARS IN THOUSANDS)
Operating revenues........................      $ 62,123    $ 49,863    $ 24,893    $  6,507
Course-level operating expenses(2)........        43,398      34,427      16,818       4,184
General and administrative expenses.......         3,450       2,517       1,997       1,620
Depreciation and amortization expense.....         7,534       6,145       3,469         825
                                                --------    --------    --------    --------
Income (loss) from operations.............         7,741       6,774       2,609        (122)
Interest expense, net.....................       (11,691)     (8,019)     (3,515)       (530)
Gain on insurance settlement..............           738         747          --          --
Minority interest.........................            --          --          --        (195)
                                                --------    --------    --------    --------
Loss before income taxes and
 extraordinary item.......................        (3,212)       (498)       (906)       (847)
Provision for income taxes................           209         208          72           6
                                                --------    --------    --------    --------
Loss before extraordinary item............        (3,421)       (706)       (978)       (853)
Extraordinary item........................        (3,520)         --        (428)         --
                                                --------    --------    --------    --------
Net loss..................................      $ (6,941)   $   (706)   $ (1,406)   $   (853)
                                                ========    ========    ========    ========

OTHER OPERATING DATA:
(DOLLARS IN THOUSANDS)
EBITDA(3).................................      $ 15,275    $ 12,919    $  6,078    $    703
Net cash provided by operating
 activities...............................         7,276       2,294       1,883         154
Net cash used in investing activities.....       (13,428)    (57,020)    (32,970)    (25,454)
Net cash provided by financing
 activities...............................        11,910      54,247      31,027      26,659
Number of golf properties(4)..............            22          19          12           7

                                                            AT SEPTEMBER 30,
                                                --------------------------------------------
                                                  1996        1995        1994        1993
                                                --------    --------    --------    --------
BALANCE SHEET DATA:
(DOLLARS IN THOUSANDS)
Cash......................................      $  6,579    $    821    $  1,299    $  1,359
Total assets..............................       168,498     146,990      86,097      46,258
Total long-term debt and capital leases...       109,459      86,918      45,301      14,412
Total liabilities.........................       130,757     103,620      54,636      19,885
Total redeemable preferred stock..........        42,241      42,241      33,611      27,121
Total stockholder's equity (net capital
 deficiency)..............................        (4,500)      1,129      (2,150)       (748)

(Footnotes appear on the following page)

(1) The Company acquired or leased two courses in fiscal 1996, and seven in fiscal 1995, and five in fiscal 1994 and an additional seven in fiscal 1993. The Company also entered into a management contract to operate one course in fiscal 1996. The Company's results of operations include the results of acquired courses from their dates of acquisition and not for any periods prior to acquisition. As a result, the Company's historical results of operations for any particular period do not generally represent the full revenue and cash flow generating capability of its golf course portfolio as of the end of such period. The Company's results of operations for the year ended September 30, 1996 include the results of two courses for three months and 20 courses for the full year.
(2) Course-level operating expenses include cost of golf course operations (e.g., salaries, taxes, utilities), cost of food and beverages and cost of pro shop sales.
(3) EBITDA represents net income before interest expense, income taxes, extraordinary item, gain on insurance settlement, minority interest and non-cash charges of depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA should not be considered as an alternative to net income as a measure of the Company's operating results or to operating cash flow as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Private Membership Clubs; Accounting Treatment of Initiation Fees."
(4) Of such twenty-two properties at September 30, 1996, sixteen courses were owned by the Company, four courses were operated under long-term leases, one driving range/pro shop facility was leased and one course was managed by the Company pursuant to a management contract.


             [The remainder of this page intentionally left blank]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company's business consists primarily of operating golf courses and related facilities, with revenue generated from initiation fees, membership dues, green fees, food and beverage concessions, golf cart rentals, retail merchandise sales, driving range fees and lodging fees. The Company owns and operates sixteen courses, leases four courses (subject to long-term leases in excess of twenty years, including extension options), leases one driving range and pro shop facility and manages one additional facility. The Company's portfolio includes nine private country clubs, eight public facilities and five semi-private facilities.


SEASONALITY

  Seasonal weather conditions reduce the playing season at certain of the Company's golf courses. As a result, the second half of the Company's fiscal year tends to account for a greater portion of the Company's operating revenue and EBITDA than does the first half. This seasonal pattern, as well as the timing of new course purchases or leases, may cause the Company's results of operations to vary significantly from quarter to quarter.


PRIVATE MEMBERSHIP CLUBS; ACCOUNTING TREATMENT OF INITIATION FEES

  The Company's private clubs generate revenues from initiation fees, monthly membership dues and ancillary services such as golf carts, driving range, food and beverage and lessons. As a club increases its membership base, the monthly membership dues stream represents a significant percentage of its revenues. During periods in which a club is substantially increasing its members, initiation fees will represent a greater percentage of revenues and may cause fluctuations in prior year period comparisons.

  The Company has designed its membership programs to maximize the long-term profitability of its clubs. A key component of this strategy is structuring the initiation fee to have a club's members make a meaningful investment in the club. As a result, at certain of the Company's private clubs, the Company has designed a program under which a new member generally will make an initial minimum deposit of at least 25% to 50% of the initiation fee upon joining a club, with the remaining balance to be paid in equal monthly installments generally over a period of three to five years pursuant to a note secured by the membership.

  The Company recognizes as revenue the amount of the deposit plus the amount of the note, less a provision for doubtful accounts at the time the membership is sold. These promissory notes generally do not bear market interest rates and are recorded at net present value using the effective interest method. The Company periodically reviews the collectibility of these receivables and provides an appropriate allowance for credit losses. As a result, as of September 30, 1996, the Company has estimated a reserve of $1.4 million for possible future bad debts. For fiscal 1996, non-cash initiation fees constituted approximately 2.3% of revenues.


SOURCES OF REVENUE

  The following summarizes the primary components of the Company's revenue:

 GOLF REVENUES

  Membership Dues. The Company's private country clubs generate a significant percentage of their revenue from the collection of monthly membership dues from the members. These monthly membership dues (which vary by facility) generally represent a stable and predictable source of income because they are independent of golf course (or other facilities) utilization, do not vary seasonally and are derived from a loyal customer base. The Company typically offers several different memberships, including golf and non-golf programs. For fiscal 1996, the Company had $16.7 million in revenue from membership dues, representing approximately 27% of total fiscal 1996 revenue.

  Initiation Fees. The Company also generates a significant percentage of its revenue from initiation fees received from new members. For fiscal 1996, the Company had $9.0 million in revenue from initiation fees, representing approximately 14% of total fiscal 1996 revenue. See "--Private Membership Clubs; Accounting Treatment of Initiation Fees."

  Daily Greens Fees. The Company derives revenue at daily fee courses, semi-private and private clubs (guest greens fees) from the payment of daily greens fees. At daily fee courses, these fees range from $11 to $100. At those private courses where a daily fee is required, the fee ranges from $30 to $75. For fiscal 1996, the Company had $11.5 million in revenue from greens fees, representing approximately 18% of total fiscal 1996 revenue.

  Golf Cart Rentals. At all of the Company's golf courses, golf carts are available for rent for fees ranging from $9 to $12. For fiscal 1996, the Company had $6.8 million in revenue from golf cart rentals, representing approximately 11% of total fiscal 1996 revenue.

  Driving Range Fees. The Company operates a driving range at 19 of its golf facilities. For fiscal 1996, the Company had $1.0 million in revenue from driving range fees, representing approximately 2% of total fiscal 1996 revenue.


 NON-GOLF RELATED REVENUES

  Food and Beverage Sales. The Company's golf facilities offer food and beverage concessions (ranging from snack bars to dining rooms, catering and meeting and banquet facilities). For fiscal 1996, the Company had $9.7 million in revenue from food and beverage sales, representing approximately 16% of total fiscal 1996 revenue. Gross operating margin from food and beverage sales was 67% for fiscal 1996. The Company has no plans to make significant changes to its food and beverage operations.

  Pro Shop Sales. At each of the Company's golf courses, the Company operates a retail pro shop. For fiscal 1996, the Company had $4.8 million in revenue from pro shop sales, representing approximately 8% of total fiscal 1996 revenue. Gross operating margin from pro shop sales was 32% for fiscal 1996. The Company has no plans to make significant changes to its pro shop operations.

  Lodging Fees. The Company operates an 89-room lodge at Morgan Run Resort and Club and a four-room lodge at Stonebridge Country Club (located in McKinney, TX). For fiscal 1996, the Company had $1.4 million in revenue from lodging fees, representing approximately 2% of total fiscal 1996 revenue. Gross operating margin from lodging fees was 59% for fiscal 1996. The Company does not intend to pursue additional lodging facility acquisitions unless they are in conjunction with golf course facility acquisitions.

RESULTS OF OPERATIONS

 FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995

  Operating Revenue. Operating revenue increased to $62.1 million in fiscal 1996 from $49.9 million in fiscal 1995, an increase of $12.3 million or 24.6%. Of this increase, $3.0 million is attributable to operating revenue for the two courses acquired by the Company in fiscal 1996. Operating revenue attributable to courses acquired in fiscal 1995 but owned for all of fiscal 1996 accounted for $3.9 million of this increase. The remaining $5.4 million is attributable to increased revenue from the Company's other facilities.

  Course-level Operating Expenses. Course-level operating expenses, which include costs of golf course operations (e.g., salaries, taxes and utilities), costs of food and beverage sales and costs of pro shop sales increased to $43.4 million in fiscal 1996 from $34.4 million in fiscal 1995, an increase of $9.0 million or 26.1%. Of this increase, $0.6 million is attributable to additional operating lease expense related to Carmel Mountain Ranch Country Club and Sweetwater Country Club. Of the remainder, $1.9 million is attributable to course-level operating expenses (before operating lease expense) from courses acquired by the Company in fiscal 1996 and course-level operating expenses attributable to courses acquired in fiscal 1995 but owned for all of fiscal 1996 accounted for $4.0 million of this increase. The remaining $2.5 million is attributable to increased operating expenses at the Company's other facilities.

  General and Administrative Expenses. General and administrative expenses primarily consist of corporate salaries and related expenses and legal and accounting fees. General and administrative expenses increased to $3.5 million in fiscal 1996 from $2.5 million in fiscal 1995, an increase of $0.9 million or 37.0%. The increase in expense was related to additional overhead to support the Company's expanded operations. General and administrative expenses as a percentage of operating revenue was 5.6% in fiscal 1996, an increase from 5.0% in fiscal 1995.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased to $7.5 million in fiscal 1996 from $6.1 million in fiscal 1995, an increase of $1.4 million or 22.6%. Of this increase, approximately $1.0 million is attributable to the inclusion of the seven courses acquired during fiscal 1995 for a full year.

  Income from Operations. Income from operations increased to $7.7 million in fiscal 1996 from $6.8 million in fiscal 1995, primarily due to the factors described above. Income from operations as a percentage of operating revenue was 12.4% in fiscal 1996, a decrease from 13.6% in fiscal 1995. This decrease is primarily attributable to additional operating lease expense related to Carmel Mountain Ranch Country Club and Sweetwater Country Club totalling over $0.6 million.

  Interest Expense, Net. Interest expense, net, increased to $11.7 million in fiscal 1996 from $8.0 million in fiscal 1995, an increase of $3.7 million or 45.8%, due to the additional debt assumed as a result of the Offerings and to the increase in the level of outstanding debt resulting from a full year of interest charges on debt incurred to finance acquisitions during fiscal 1995.

  Provision for Income Taxes. The Company recorded a $0.2 million provision for income taxes, which reflects the fact that certain subsidiaries generate taxable income in individual states and localities notwithstanding the Company's consolidated loss for financial reporting purposes.

  Net loss. Net loss increased to $6.9 million in fiscal 1996 from $0.7 million in fiscal 1995, primarily due to an extraordinary loss of $3.5 million from the write-off of previously deferred debt issuance costs related to the debt that was paid off in June of 1996 and to increased interest expense, net, as described above. In fiscal 1996, the Company finalized its insurance claim associated with a fire at Pecan Grove C.C., which occured during fiscal 1995, and recognized a $0.7 million gain on insurance settlement.

 FISCAL YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1994

  Operating Revenues. Operating revenues increased to $49.9 million in fiscal 1995 from $24.9 million in fiscal 1994, an increase of $25.0 million or 100.3%. Of this increase, $18.2 million is attributable to the addition of seven courses during fiscal 1995. The remaining $6.8 million increase is attributable to the effect of a full year of operation of the five courses acquired in fiscal 1994 and increased revenues from the Company's other courses.

  Course-level Operating Expenses. Course-level operating expenses increased to $34.4 million in fiscal 1995 from $16.8 million in fiscal 1994, an increase of $17.6 million or 104.7%. Of this increase, $11.9 million is attributable to course-level operating expenses for the seven courses acquired by the Company in fiscal 1995. Course-level operating expenses attributable to courses acquired in fiscal 1994 but owned for all of fiscal 1995 accounted for $3.9 million of this increase. Of the remaining $1.8 million increase, approximately $0.4 million is attributable to increased operating lease expense from the sale/leaseback of Carmel Mountain Ranch Country Club (located in San Diego, CA) during 1995 and approximately $0.8 million is attributable to costs associated with operation of Morgan Run Resort and Club (located in Rancho Santa Fe, CA), portions of which had been closed for most of fiscal 1994.

  General and Administrative Expenses. General and administrative expenses increased to $2.5 million in fiscal 1995 from $2.0 million in fiscal 1994, an increase of $0.5 million or 26.1%. This increase is primarily attributable to added personnel costs and other costs associated with the acquisition of seven courses during fiscal 1995. General and administrative expenses as a percentage of operating revenues were 5.0% in fiscal 1995, a decrease from 8.0% in fiscal 1994.

  Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $6.1 million in fiscal 1995 from $3.5 million in fiscal 1994, an increase of $2.7 million or 77.2%. Of this increase, $1.4 million is attributable to the addition of seven courses during fiscal 1995 and $0.6 million is attributable to the inclusion of the five courses acquired during fiscal 1994 for a full fiscal year.

  Income from Operations. Income from operations increased to $6.8 million in fiscal 1995 from $2.6 million in fiscal 1994, primarily due to the factors described above. Income from operations as a percentage of operating revenues was 13.6% in fiscal 1995, an increase from 10.5% in fiscal 1994.

  Interest Expense, Net. Interest expense, net, increased to $8.0 million in fiscal 1995 from $3.5 million in fiscal 1994, an increase of $4.5 million or 128.1%, due to the increase in the level of outstanding bank debt related to expansion through the addition of seven new courses during fiscal 1995.

  Provision for Income Taxes. The Company recorded a $0.2 million provision for income taxes, which reflects the fact that certain subsidiaries generate taxable income in individual states and localities notwithstanding the Company's consolidated loss for financial reporting purposes.

  Net loss. Net loss decreased to $0.7 million in fiscal 1995 from $1.4 million in fiscal 1994, primarily due to the factors described above and a $0.7 million gain on insurance settlement, representing recoveries associated with a fire at Pecan Grove Plantation C.C. in fiscal 1995.


NEW ACCOUNTING STANDARDS

  In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), effective for fiscal years beginning after December 15, 1995. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company believes, based on current circumstances, the effect of adopting SFAS 121 will not have a material effect on the Company's financial position or results of operations.

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), effective for fiscal years beginning after December 15, 1995. SFAS 123 established the fair value-based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the periods in which the related services are rendered. The Company has elected to continue with the current intrinsic value-based method, as allowed by SFAS 123, and will disclose the pro forma effect of adopting the fair value based method in future fiscal years beginning with the fiscal year ending September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary uses of cash are to fund debt service and maintenance capital expenditures at its existing facilities (such as landscaping and purchasing golf cart fleets). The Company also implements one-time upgrade and renovation capital expenditures at its existing facilities in order to enhance its appeal to customers and members and to generate additional revenues and cash flow. Examples of these expenditures are the addition of courses (including nine hole additions) to existing facilities to increase capacity and clubhouse renovations to support increased dues and fees. These expenditures are generally of a non-recurring nature. In addition, the Company implements strategic capital expenditure programs which enable it to reduce course level operating costs and improve the efficiency of operations, such as improving the irrigation system, acquiring more efficient maintenance equipment and other programs which enhance the marketability and/or reduce the operating expenses of existing facilities. As part of its business strategy, the Company will require cash to continue to acquire, lease or manage additional golf courses and the related facilities and to complete any targeted renovations. The Company expended $6.4 million and $8.2 million on acquisitions and capital improvements, respectively, during the year ended September 30, 1996. As of September 30, 1996, the Company had approximately $3.6 million of long-term commitments for one-time capital expenditures with respect to a golf facility.

  Based upon the current level of operations and anticipated growth, the Company believes that cash flow from operations, together with available borrowings under the New Credit Facility and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its indebtedness. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures.

  The Company intends to fund these expenditures primarily with operating cash flow and borrowings under the New Credit Facility. The New Credit Facility provides for borrowings of up to $50.0 million, of which $45.0 million is available to fund future acquisitions of golf courses and capital expenditures at such courses and certain capital improvements at existing courses, and $5.0 million of which is available for general working capital purposes. The total borrowing availability under the $45.0 million portion of the New Credit Facility will decrease over the term of the facility beginning September 30, 1998. The New Credit Facility provides that the Company may not make any acquisitions or upgrade capital expenditures when Funded Debt plus certain projected upgrade capital expenditures is greater than 6.5x of Adjusted EBITDA (each as defined in the New Credit Facility), with certain adjustments for notes receivable, reducing over time. This 6.5x Funded Debt to Adjusted EBITDA test is reduced in subsequent years. The New Credit Facility also imposes other limitations on the ability of the Company with respect to borrowings. In addition, as of September 30, 1996, the Company had $6.6 million of cash on hand to meet its working capital and other needs.

  Historically, the Company has financed its operations through borrowings under bank credit facilities and equity contributions by its stockholders. As of September 30, 1996, the Company's stockholders have invested a total of $47.6 million to fund the expansion of the Company and its golf course portfolio.

  The Company generated $7.3 million, $2.3 million and $1.9 million of cash from operations in fiscal 1996, 1995 and 1994, respectively. In fiscal 1996, the largest non-cash charges were depreciation and amortization and the loss on the Company's early retirement of debt obligations. In addition, changes in notes and accounts receivable resulted in a $1.8 million use of funds and increases in accounts payable, accrued liabilities and deferred revenue contributed $4.3 million to cash provided by operations in fiscal 1996. During fiscal 1995, changes in notes receivable and accounts receivable resulted in a $5.2 million use of funds. Approximately $4.2 million was attributable to increases in notes receivable, and the remainder was due to increases in accounts receivable. In fiscal 1994, the largest non-cash charges were depreciation and amortization and the loss resulting from the Company's early retirement of debt obligations.

  During the year ended September 30, 1996, 1995 and 1994, net cash used in investing activities was $13.4 million, $57.0 million and $33.0 million, respectively. During fiscal 1996, the Company had $8.2 million in capital expenditures and $6.4 million in acquisition expenditures primarily related to Eagle Crest Golf Club, which was acquired in June 1996. The acquisition was primarily funded with proceeds from the Offerings. In fiscal 1995, the Company expended $41.2 million on the acquisition of a total of seven facilities, and in fiscal 1994 the Company expended over $23.9 million on the acquisition of five facilities. In addition, the Company expended $17.7 million and $7.7 million in fiscal 1995 and fiscal 1994, respectively, primarily for one-time upgrades at courses designed to generate increased revenues and cash flows.

  During the year ended September 30, 1996, 1995 and 1994, net cash provided by financing activities was $11.9 million, $54.2 million and $31.0 million, respectively. The Company used $96.2 million of the $108.6 million in proceeds from long term debt and equity investments primarily to pay-off its bank revolver and pay financing fees associated with the New Credit Facility and the Offerings. At September 30, 1996, the Company had no borrowings under the New Credit Facility. The Company relied upon bank borrowings of $37.6 million and $46.3 million to finance its expansion in fiscal 1995 and fiscal 1994, respectively. A private placement of equity securities in March 1995 contributed $8.6 million in proceeds in fiscal 1995. The Company also relies upon capital leases when consistent with its financing objectives.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     See Index to Consolidated Financial Statements and Schedules on page 29.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The following table sets forth the names, ages and a brief account of the business experience of each person who is a director or executive officer of the Company.

      NAME                      AGE                    POSITION
James A. Husband...............  46   Director, President and Chief Executive
                                      Officer

Stefan C. Karnavas.............  33   Vice President, Chief Financial Officer,
                                      Treasurer and Secretary

Gary L. Dee....................  48   Vice President, Operations

Joseph H. Champ................  38   Vice President, Acquisitions

Andrew Crosson.................  36   Vice President, Acquisitions

Norm Goodmanson................  47   Vice President, Development

Robert S. West, Jr.............  53   Vice President, Golf Operations

Thomas Delaney, Jr.............  38   Vice President, Design & Construction

William D. Keogh...............  39   Vice President, Corporate Development

Terri L. Colachis..............  31   Vice President, Marketing and
                                      Communications

Frederick J. Warren............  57   Director

David H. Wong..................  32   Director

P.L. Davies III................  34   Director

Martin R. Reid.................  53   Director

John M. Sullivan...............  61   Director

  JAMES A. HUSBAND founded the Company in October 1992. From October 1992 to the present, Mr. Husband has served as the Company's President and Chief Executive Officer and as a Director. Mr. Husband has 20 years of golf course operations and acquisitions experience. Prior to founding the Company and since April 1, 1977, Mr. Husband was a founder, Chairman and Chief Executive Officer of a company which ultimately became known as CCA GolfCorp, which became the public golf operations subsidiary of Club Corporation of America (now known as Club Corporation International). Mr. Husband has been a Class A member of the PGA of America since 1977 and was a PGA Tour member in 1978 and 1979. While at GolfCorp, Mr. Husband served on the Board of Directors of ClubCorp of America. Mr. Husband graduated from California State University in Northridge in 1972 with a Bachelor of Science degree in Business Administration.

  STEFAN C. KARNAVAS joined the Company as Vice President, Chief Financial Officer, Treasurer and Secretary in April 1996. Prior to joining the Company and since August 1993, Mr. Karnavas was Treasurer and Director of Development of Horizon Cellular Telephone Company, L.P. ("Horizon"). From December 1992 to August 1993, he served as Horizon's Assistant Treasurer. From April 1991 to December 1992, he was Horizon's Manager of Mergers and Acquisitions. Prior to that time, he was a Senior Loan Officer at Fidelity Bank.

  GARY L. DEE has served as Vice President, Operations of the Company since November 1992. Mr. Dee has 18 years of golf course operations experience. From February 1989 to November 1992, Mr. Dee was the Director of Operations for the PGA Tour Public Golf, Inc. Prior to this position, Mr. Dee was a general manager for the PGA tour at the TPC at Piper Glen in Charlotte, North Carolina, from 1988-1989 and was a principal in GolfTexas, a golf facility development and management company from 1986-1988. Mr. Dee also served as a golf management professional at various facilities from 1974-1986. Mr. Dee graduated from Drake University in 1972 with a Bachelor of Science in management.

  JOSEPH H. CHAMP has served as Vice President, Acquisitions of the Company since December 1993. From August 1993 to December 1993, Mr. Champ was Vice President, Acquisitions for National Golf Properties, Inc., a real estate investment trust. From September 1992 to August 1993, Mr. Champ was Vice President of Acquisitions (Western Region) at American Golf Corporation. Prior to joining American Golf, Mr. Champ was vice president of real estate and business development for Interstate Hotels Corporation from January 1990 to August 1992 and was a director of development at Aircoa Hospitality Services, Inc. from 1987 to January 1990.

  ANDREW CROSSON has served as Vice President, Acquisitions of the Company since October 1992. From 1988 to 1992, Mr. Crosson was the head of the Development and Acquisitions Department for GolfCorp, a subsidiary of Club Corporation International. Mr. Crosson graduated from the University of Utah in 1986.

  NORM GOODMANSON has served as Vice President, Development of the Company since June 1993. Mr. Goodmanson has over 25 years of experience in the golf course industry. From January 1988 to June 1993, Mr. Goodmanson served as Vice President of Development at CCA GolfCorp.

  ROBERT S. WEST, JR. has served as Vice President, Golf Operations since December 1993. From 1989 to 1993, Mr. West served as a Regional Manager with Golf Enterprises, Inc. In addition to being involved in the golf business for 30 years and a PGA professional for 25 years, Mr. West owned and operated his own golf course, retail golf clothing store and worked as an operations consultant for several other courses. Additionally, from 1972 to 1980 Mr. West served as the Director of Golf and was Tournament Chairman at Walt Disney World in Orlando, Florida.

  THOMAS L. DELANEY, JR. has served as Vice President, Design & Construction of the Company since November 1993. Prior to joining the Company, Mr. Delaney worked in the real estate development industry as a construction manager for a variety of commercial projects, including the Aventine Complex, a $250 million multi-use development in La Jolla, California. Mr. Delaney received his Bachelor of Building Construction degree from the University of Florida in 1984 and his MBA from the Wharton School at the University of Pennsylvania in May 1993.

  WILLIAM D. KEOGH has served as Vice President, Corporate Development since October, 1996. From Octeber 1992 to October 1996, Mr. Keogh was President of Island Pacific Golf Services and specialized in the acquisition of Golf Properties. Mr Keogh was Vice President of Trinity Pacific Real Estate Services from November 1988 to October of 1992, which specialized in the purchase, sale, and financing of Institutional Real Estate projects. Prior to his position at Trinity Pacific, Mr. Keogh was Director of Investments for the Faulkner Company from 1984 to 1988 and a member of the Institutional Real Estate Group at Merrill Lynch from 1981 to 1983.

  TERRI L. COLACHIS became Vice President, Marketing and Communications of the Company in July, 1996 having served as Director of Marketing and Communications of the Company since May 1994. From August 1991 to May 1994, Ms. Colachis served as Communications Director of J. C. Resorts which owns and operates resort properties and golf courses. From January 1989 to July 1991, Ms. Colachis served as Marketing Director of SESLOC Federal Credit Union.

  FREDERICK J. WARREN has served as Chairman of the Board of the Company since October 1992. He is presently a general partner of Brentwood Golf Partners, L.P., Brentwood Buyout Management Partners, L.P. and Brentwood Buyout Partners, L.P. and has been with Brentwood since co-founding it in 1972. Mr. Warren is a director of Horizon Cellular Telephone Company, L.P., Rental Service Corporation, Tuboscope Vetco International (a provider of oilfield-related inspection and coating services) ("Tuboscope") and Digital Sound Corporation.

  DAVID H. WONG has served as a director of the Company since October 1992. He is presently a general partner of Brentwood Golf Partners, L.P., Brentwood Buyout Management Partners, L.P. and Brentwood Buyout Partners, L.P. Mr. Wong is a director of Cardinal Business Media, Inc. ("Cardinal") and Horizon Finance Corporation. Prior to joining Brentwood in July 1989, he attended Stanford Business School from September 1987 to June 1989 and worked in the investment banking division of Dillon, Read & Co., Inc. from August 1985 to August 1987.

  P.L. DAVIES III has served as a director of the Company since February 1995. He is presently Managing Principal of Cambria Group, LLC, a private equity investment firm. From January 1995 to December 1995, Mr. Davies served as a Principal of Fremont Group, Inc. Mr. Davies also serves on the board of Lakeside Corporation. Prior to joining Fremont, Mr. Davies was a Principal at Brentwood from April 1993 to December 1994 and held a variety of positions at Bechtel Group, Inc. from 1987 to 1993.

  MARTIN R. REID has served as director of the Company since January 1994. He is presently Chairman of the Board and Chief Executive Officer of Rental Service Corporation and has held such position since September 1995. From June 1994 to September 1995, Mr. Reid was Chairman of the Board and Chief Executive Officer of Acme Holdings, Inc., which filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on July 13, 1995. Since October 1990, Mr. Reid has been a director of Tuboscope. Mr. Reid also served as Chief Executive Officer of Tuboscope from May 1991 to October 1993. Mr. Reid has been a General Partner in MDR Associates, a private investment concern, since November 1990. From September 1986 to June 1990, he was Chief Executive Officer of Eastman Christensen Co., a provider of oil and gas drilling systems. Mr. Reid was also Vice Chairman of Eastman Christensen Co. from August 1989 to June 1990. Prior to September 1986, he was Senior Vice President of Operations of Norton Christensen, the predecessor to Eastman Christensen Co.

  JOHN M. SULLIVAN has served as a director of the Company since September 1993. He is presently a director of The Scotts Company (a producer of lawncare products) and Cardinal. From October 1987 to January 1993, Mr. Sullivan was Chairman of the Board and Chief Executive Officer of Prince Holdings, Inc. (a sportsgear and apparel company) ("Prince"). Prior to that and since September 1984, Mr. Sullivan was President of Prince and Vice President of Chesebrough-Pond's, Inc.


             [The remainder of this page intentionally left blank]

ITEM 11.  EXECUTIVE COMPENSATION

  The Company does not pay any fees or remuneration to their directors for service on their respective board of directors or any board committee, but the Company reimburses directors for their out-of-pocket expenses incurred in connection with attending meetings of the board. In addition, in connection with becoming a director, each of Messrs. Davies, Reid and Sullivan was offered the opportunity to acquire shares (or options to purchase shares) of the Company's capital stock.

  Summary Compensation Table.   The following table provides certain summary
information concerning compensation paid by the Company to or on behalf of the Company's President and Chief Executive Officer and the four other most highly compensated executive officers of the Company who earned more than $100,000 (salary and bonus) for all services rendered in all capacities to the Company during the fiscal year ended September 30, 1996, 1995, and 1994:

                                                                        ANNUAL COMPENSATION              LONG-TERM
                                                               -------------------------------------    COMPENSATION
                                           FISCAL                                       ALL OTHER           LTIP
   NAME AND PRINCIPAL POSITION              YEAR                SALARY     BONUS     COMPENSATION(1)     PAYOUTS(2)
   ---------------------------             ------              --------   --------   ---------------    ------------
James A. Husband.....................        1996              $233,488   $162,674        $26,249          $370,000
     (President and Chief Executive          1995               223,144    135,638         21,459           370,000
      Officer)                               1994               214,236     69,600         18,338             2,000

Steven L. Holmes(3)..................        1996                83,779     77,640          6,653            31,000
     (Vice President, Treasurer,             1995               134,601     68,527          9,416            74,000
      Secretary and Chief Financial          1994               125,350     10,000          6,000               400
      Officer)

Gary L. Dee..........................        1996               130,696     74,790         11,684            37,000
     (Vice President/Operations)             1995               120,556     60,458         10,812            37,000
                                             1994               116,139     55,200          6,000               200

Joseph H. Champ......................        1996               125,152     77,010         10,454            55,000
     (Vice President/Acquisitions)           1995               127,652     65,352          9,898            55,500
                                             1994                89,437         --          4,500               300

Robert S. West, Jr. .................        1996               110,537     61,260          9,712            14,800
     (Vice President/Golf Operations)        1995               106,859     55,072          9,428            14,800
                                             1994                83,532         --          5,000                80

Stefan C. Karnavas(4)................        1996                50,453         --          3,178            13,900
     (Vice President, Treasurer,             1995                    --         --             --                --
      Secretary and Chief Financial          1994                    --         --             --                --
      Officer)

(1) Represents car allowance, dollar value of health benefits and 401(k) matching contributions by the Company.

(2) Represents the dollar value of all the shares of the Company's Common Stock as to which ownership vested in the fiscal year ended.

(3) In April 1996, Mr. Holmes resigned his positions at the Company.

(4) In April 1996, Mr. Karnavas joined the Company as Vice President, Treasurer, Secretary and Chief Financial Officer.

ITEM 12.  SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information in the following table sets forth, as of Septmeber 30, 1996, certain information regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock by: (i) each person who to the knowledge of the Company owns 5% or more of the Company's outstanding voting stock, (ii) each person who is a director or named executive officer of the Company and (iii) all directors and officers of the Company as a group. The following table assumes no other changes in beneficial ownership since September 30, 1996.

                                                                            SERIES A
                                                COMMON STOCK             PREFERRED STOCK        PERCENTAGE     PERCENTAGE
                                              -----------------         -----------------        OF TOTAL        OF ALL
                                              NUMBER OF                 NUMBER OF                 VOTING       OUTSTANDING
      BENEFICIAL OWNER(1)                      SHARES       %            SHARES       %          POWER          STOCK
      -------------------                     ---------   -----         ---------   -----      ----------     -----------
Brentwood Golf Partners, L.P.(2)........      1,075,081   62.5%         3,928,729   75.3%         72.1%          72.1%
     11150 Santa Monica Blvd.
     Suite 1200
     Los Angeles, California 90025

James A. Husband(3)(4)..................        137,648    8.0%            55,106    1.1%          2.8%           2.8%

Stefan C. Karnavas(4)...................            909      *                 --     --             *              *

Gary L. Dee(4)..........................         13,937      *                 --     --             *              *

Joseph H. Champ(4)......................         18,179    1.1%                --     --             *              *

Robert S. West, Jr.(4)..................          4,848      *                 --     --             *              *

P.L. Davies III(5)(6)...................         24,445    1.4%            80,470    1.5%          1.5%           1.5%

Martin R. Reid(6).......................          5,745      *             12,119      *             *              *

John M. Sullivan(6).....................          9,066      *             24,238      *             *              *

The Northwestern Mutual Life Insurance
Company(7)..............................        116,053    6.7%           424,167    8.1%          7.8%           7.8%
720 E. Wisconsin Avenue
Milwaukee, Wisconsin 53202

HLH Trust(8)............................         81,234    4.7%           296,916    5.7%          5.4%           5.4%
  1800 Grant Building
  Pittsburgh, Pennsylvania 16219

All directors and officers as a group
 (13 persons)(2)........................      1,331,133   77.4%         4,100,662   78.6%         78.2%          78.2%

(Footnotes appear on the following page)

  *  Less than 1%
(1) Except as otherwise indicated, each beneficial owner has the sole power to vote, as applicable, and to dispose of all shares of the Company's Common Stock or Series A Preferred Stock owned by such beneficial owners.
(2) Frederick J. Warren and David H. Wong, directors of the Company, are general partners of the general partner of Brentwood Golf Partners, L.P., and as such may be deemed to beneficially own the shares of stock held by Brentwood Golf Partners, L.P.
(3) Includes 25,293 shares of Series A Preferred Stock owned of record by Balboa Park Management Co., Inc., a corporation controlled by Mr. Husband. See "Item 13. Certain Relationships and Related Transactions--Transactions with James A. Husband."
(4) Includes shares of the Company's Common Stock that are subject to vesting based on continued employment, subject to acceleration of the vesting of a portion of such shares if performance targets are met. Unvested shares are subject to repurchase by the Company at their initial purchase price. The number of shares indicated assumes that all shares are vested.
(5) The shares of the Company's Common Stock beneficially owned by Mr. Davies are owned of record by Pacific Golf Enterprises, L.P., a limited partnership of which Mr. Davies is general partner.
(6) Includes shares of the Company's Common Stock that are subject to vesting based on continued service as a director over a period of time. Unvested shares are subject to repurchase by the Company at their initial purchase price. The number of shares indicated assumes that all shares are vested.
(7) Does not include any shares owned by Brentwood Golf Partners, L.P., of which the Northwestern Mutual Life Insurance Company is a limited partner but as to which it has no voting or dispositive power.
(8) Includes 14,919 shares of the Company's Common Stock and 54,536 shares of Series A Preferred Stock owned by a trust for the benefit of Henry L. Hillman (the "HLH Trust"), and 66,316 shares of the Company's Common Stock and 242,381 shares of Series A Preferred Stock owned by Wilmington Interstate Corporation ("Wilmington Interstate"). Wilmington Interstate is a Delaware private investment company indirectly owned by The Hillman Company, a Pittsburgh, Pennsylvania firm engaged in diversified investments and operations, which is controlled by the HLH Trust. The trustees of the HLH Trust are Henry L. Hillman, Elsie Hilliard Hillman and C. G. Grefenstette (the "HLH Trustees"). The HLH Trustees share voting power and dispositive power of the stock of The Hillman Company. Does not include 19,900 shares of Holdings Common Stock and 72,715 shares of Series A Preferred Stock owned by four irrevocable trusts for the benefit of members of the Hillman family, as to which shares the HLH Trustees disclaim beneficial ownership. Does not include 14,919 shares of Holdings Common Stock and 54,536 shares of Series A Preferred Stock owned by Venhill Limited Partnership ("Venhill"), as to which shares the HLH Trustees disclaim beneficial ownership. Venhill is a Delaware limited partnership, of which the limited partners are trusts for the benefit of members of the Hillman family. Howard B. Hillman, a step-brother of Henry L. Hillman, is the general partner of Venhill. Does not include any shares owned by Brentwood Golf Partners, L.P., of which the HLH Trust, Wilmington Interstate and the four irrevocable trusts for the benefit of members of the Hillman family are limited partners, and as to which they disclaim beneficial ownership.


             [The remainder of this page intentionally left blank]

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH BRENTWOOD ASSOCIATES

  Corporate Development and Administrative Services Agreement.   Pursuant to a
Corporate Development and Administrative Services Agreement, dated as of September 30, 1992, as amended, between Brentwood Buyout Partners, L.P.
("BBP") (an affiliate of Brentwood Associates) and the Company (the
"Brentwood Agreement"), BBP has agreed to assist in the corporate development activities of the Company by providing services to the Company, including (i) assistance in analyzing, structuring and negotiating the terms of investments and acquisitions, (ii) researching, identifying, contacting, meeting and negotiating with prospective sources of debt and equity financing, (iii) preparing, coordinating and conducting presentations to prospective sources of debt and equity financing, (iv) assistance in structuring and establishing the terms of debt and equity financing and (v) assistance and advice in connection with the preparation of the Company's financial and operating plans. Pursuant to the Brentwood Agreement, BBP is entitled to receive (i) a service fee in an amount equal to 1% per annum of the aggregate amount of debt and equity investment in the Company of or by BBP or any person or entity associated with BBP, which is payable semi-annually in advance, (ii) financial advisory fees equal to 1.5% of all amounts paid by the Company in connection with any acquisition, payable at the closing of any such acquisition and (iii) reimbursement of its reasonable fees and expenses incurred from time to time (a) in performing the services rendered thereunder and (b) in connection with any investment in, financing of, or sale, distribution or transfer of any interest in the Company by BBP or any person or entity associated with BBP. For the Company's fiscal year ended September 30, 1996, BBP was paid compensation of $447,912 (including reimbursement of fees and expenses) pursuant to the Brentwood Agreement.


TRANSACTIONS WITH JAMES A. HUSBAND

  In connection with the formation of the Company in September 1992, Balboa Park Management Co., Inc. ("Balboa"), a corporation owned by James A. Husband, contributed to the Company the lease of the Balboa Park facility, associated leasehold improvements and other assets, including driving range equipment, golf carts, golf shop inventory and accounts receivable in exchange for (i) 25,292 shares of Series A Preferred Stock of Holdings and (ii) $235,270 in cash, of which 25,292 shares and $160,270 have been paid as of September 30, 1996. The consideration paid to Balboa in exchange for the lease of the Balboa Park facility and the associated assets acquired from Balboa was determined by the Company and Balboa to represent the fair market value of such lease and assets. In addition, if one of the Company's facilities meets certain financial performance targets in a specified time frame, Mr. Husband shall receive the remaining $75,000 from the Company.

  The lease of the Balboa facility originally was acquired by Balboa in January 1988 at no initial cost. However, rent is currently payable based upon specified percentages of gross revenue, subject to a minimum rental floor.

  In addition, in connection with the formation of the Company, Mr. Husband contributed shares of stock representing his 50% interest in Escondido Consulting, Inc. ("Escondido"), a corporation that held the lease of the Escondido facility, associated contract rights, permits and other assets in exchange for 29,813 shares of Series A Preferred Stock of Holdings. Simultaneously, Escondido redeemed a portion of Mr. Husband's shares by issuing him a subordinated promissory note in the principal amount of $250,000, upon which interest accrues at a rate of 5% per annum and is payable in arrears on the last date of each calendar quarter commencing December 31, 1992 and continuing through October 19, 1999. The Company also acquired the remaining shares of Escondido from the other shareholder for $400,000 cash. In all cases, the consideration paid for shares of Escondido stock was determined by the Company, Mr. Husband and Escondido's other shareholder to represent the fair market value of such stock.

  Escondido was formed in 1990 by Mr. Husband and a partner. The lease of the Escondido facility was acquired by Escondido in August 1990 at no initial cost. However, rent is currently payable based upon specified percentages of gross revenue, subject to a minimum rental floor.

     In connection with the formation of the Company, Mr. Husband also agreed to bring to the Company all future opportunities to acquire golf facilities of which he became aware, including his then-existing options to acquire a portion of the entity which owned the Foothills Country Club and to acquire the leasehold interest in the Saticoy Regional Golf Club, as well as his opportunity to acquire all or a portion of the entity which owned both El Camino Country Club and an interest in Morgan Run Resort and Club. Mr. Husband subsequently assigned all of such rights to the Company for no additional consideration, and the Company completed such acquisitions.


             [The remainder of this page intentionally left blank]

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statments and Schedules to be filed hereunder are indexed on page 29 hereof.

  (b)  Reports on Form 8-K

     None.

  (c)  List of Exhibits

     A list of exhibits filed with this report on Form 10-K is set forth in the Index to Exhibits on page 51.


             [The remainder of this page intentionally left blank]

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cobblestone Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 COBBLESTONE HOLDINGS, INC.



   Date:  December 26, 1996      By: /s/   Stefan C. Karnavas
                                    --------------------------------------------
                                    Stefan C. Karnavas
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       NAME                           TITLE                          DATE
       ----                           -----                          ----

            *                                                   December 26, 1996
-----------------------------
     James A. Husband           Chief Executive Officer and
                                Director (Principal
                                Executive Officer)

            *                                                   December 26, 1996
-----------------------------
       David B. Wong            Director

            *                                                   December 26, 1996
-----------------------------
     Frederick J. Warren        Director

            *                                                   December 26, 1996
-----------------------------
       P.L. Davies III          Director

            *                                                   December 26, 1996
-----------------------------
     Martin R. Reid             Director

            *                                                   December 26, 1996
-----------------------------
      John M. Sullivan          Director

  /s/ Stefan C. Karnavas                                        December 26, 1996
-----------------------------
      Stefan C. Karnavas        Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)

*Power of Attorney by

/s/ Stefan C. Karnavas
-----------------------------
    Stefan C. Karnavas
    Chief Financial Officer
    (Principal Financial and
    Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     No annual report or proxy material has been sent to security holders. The Registrant will furnish copies of such report or proxy material if and when such report or proxy material is sent to security holders.


             [The remainder of this page intentionally left blank]

                           COBBLESTONE HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AND SCHEDULES

                                                                                                  PAGE
                                                                                                  ----
Report of Ernst & Young LLP, Independent Auditors................................................  30
Consolidated Balance Sheets--September 30, 1996 and 1995.........................................  31
Consolidated Statements of Operations--for the years ended September 30, 1996, 1995 and 1994.....  32
Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)--for the years ended
  September 30, 1996, 1995 and 1994..............................................................  33
Consolidated Statements of Cash Flows--for the years ended September 30, 1996, 1995 and 1994.....  34
Notes to Consolidated Financial Statements--September 30, 1996...................................  35

FINANCIAL STATMENT SCHEDULE
---------------------------

Schedule I --Condensed Financial Information of Registrant.......................................  46
Schedule II--Valuation and Qualifying Accounts...................................................  50

  All other Schedules for which provision is made in the applicable accouting regulation of the Securities and Exchange Commission are omitted because such schedules are not required under the related instructions, are inapplicable, or the required information is given in the financial statements.


             [The remainder of this page intentionally left blank]

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Cobblestone Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Cobblestone Holdings, Inc. as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cobblestone Holdings, Inc. at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                    ERNST & YOUNG LLP


San Diego, California
November 22, 1996

                        COBBLESTONE GOLF HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                             SEPTEMBER 30,
                                                                                             -------------
                                                                                         1996             1995
                                                                                    --------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents......................................................    $  6,578,946     $    820,608
  Accounts receivable, net of allowance for doubtful accounts of $175,000 and
  $76,000 at September 30, 1996 and 1995.........................................       2,868,190        2,542,122
  Current portion of notes receivables, net......................................       1,729,875          862,922
  Inventory......................................................................       2,202,481        1,439,063
  Prepaid expenses and other current assets......................................       1,170,884          585,398
                                                                                     ------------     ------------
       Total current assets......................................................      14,550,376        6,250,113

Property, equipment and leasehold interests, net.................................     139,541,003      128,000,304
Notes receivable, net............................................................       3,889,857        3,315,393
Intangible assets, net of accumulated amortization of $1,202,000 and $910,000 at
  September 30, 1996 and 1995....................................................       3,898,185        4,190,860
Other assets, net................................................................       6,618,684        5,233,473
                                                                                     ------------     ------------
                                                                                     $168,498,105     $146,990,143
                                                                                     ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable...............................................................    $  4,101,736     $  2,788,114
  Accrued payroll and related expenses...........................................       2,091,719        1,092,232
  Accrued interest expense.......................................................       2,683,332          628,344
  Accrued property taxes.........................................................       1,364,891        1,038,856
  Deferred revenue...............................................................       1,460,028        1,221,305
  Current portion of long-term debt and capital lease obligations................         738,981        1,686,275
  Current portion of deferred purchase price.....................................         387,792          441,427
  Income taxes payable...........................................................          94,431          842,241
  Other current liabilities......................................................       1,394,352          479,541
                                                                                     ------------     ------------
                    Total current liabilities....................................      14,317,262       10,218,335
Long-term debt and capital lease obligations.....................................     108,494,952       85,013,950
Note payable to stockholder/officer..............................................         224,787          217,754
Deferred purchase price..........................................................         730,941        1,108,573
Long-term deferred revenue.......................................................       2,423,707        2,777,481
Deferred income taxes............................................................       4,184,000        3,877,000
Minority interest................................................................         380,985          407,175
Commitments
Redeemable preferred stock, $.01 par value
  Authorized shares--10,000,000
  Issued and outstanding shares--5,220,376 at September 30, 1996 and 1995
  Liquidation preference of $43,075,700 at September 30, 1996....................      42,241,169       42,241,169
Stockholders' equity (net capital deficiency):
  Common stock, $.01 par value:
    Authorized shares--5,000,000
    Issued and outstanding shares--1,722,449 and 1,636,449
      at September 30, 1996 and 1995, respectively...............................          17,224           16,364
  Paid-in capital................................................................       5,388,983        4,077,045
  Accumulated deficit............................................................      (9,905,905)      (2,964,703)
                                                                                     ------------     ------------
Total stockholders' equity (net capital deficiency)..............................      (4,499,698)       1,128,706
                                                                                     ------------     ------------
                                                                                     $168,498,105     $146,990,143
                                                                                     ============     ============

                            See accompanying notes.

                          COBBLESTONE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED SEPTEMBER 30,
                                                                 ------------------------
                                                           1996             1995           1994
                                                       ------------    -------------   ------------
Operating revenues:
  Golf revenues....................................... $ 45,155,674     $38,043,441     $18,512,784
  Food and beverage revenues..........................    9,664,103       7,034,407       3,677,988
  Pro shop sales......................................    4,768,310       3,311,062       1,758,423
  Other...............................................    2,534,833       1,473,869         943,559
                                                       ------------     -----------     -----------
    Total operating revenues..........................   62,122,920      49,862,779      24,892,754
Operating expenses:
  Golf course operations..............................   36,925,453      29,591,886      14,341,609
  Cost of food and beverage...........................    3,219,126       2,613,295       1,312,960
  Cost of pro shop sales..............................    3,253,771       2,221,330       1,163,546
  General and administrative..........................    3,449,686       2,517,423       1,996,991
  Depreciation and amortization.......................    7,534,068       6,144,430       3,468,357
                                                       ------------     -----------     -----------
       Total operating expenses.......................   54,382,104      43,088,364      22,283,463
                                                       ------------     -----------     -----------
Income from operations................................    7,740,816       6,774,415       2,609,291
Interest expense, net.................................  (11,691,072)     (8,019,072)     (3,515,752)
Gain on insurance settlement..........................      738,456         746,845              --
                                                       ------------     -----------     -----------
Loss before income taxes and
 extraordinary item...................................   (3,211,800)       (497,812)       (906,461)
Provision for income taxes............................      209,000         208,000          71,931
                                                       ------------     -----------     -----------
Loss before extraordinary item........................   (3,420,800)       (705,812)       (978,392)
Extraordinary item....................................   (3,520,402)             --        (427,997)
                                                       ------------     -----------     -----------
Net loss.............................................. $ (6,941,202)    $  (705,812)    $(1,406,389)
                                                       ============     ===========     ===========


                            See accompanying notes.

                          COBBLESTONE HOLDINGS, INC.

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                                                                      TOTAL
                                                                                                  STOCKHOLDERS'
                                                  COMMON STOCK                                       EQUITY
                                                  ------------         PAID-IN     ACCUMULATED    (NET CAPITAL
                                              SHARES       AMOUNT      CAPITAL       DEFICIT       DEFICIENCY)
                                           ------------   --------   -----------   -----------   --------------
Balance at September 30, 1993.............    1,265,860    $12,658    $   91,592   $  (852,502)    $  (748,252)
     Issuance of common stock for cash....       58,657        587         4,253            --           4,840
     Net loss.............................           --         --            --    (1,406,389)     (1,406,389)
                                              ---------    -------    ----------   -----------     -----------
Balance at September 30, 1994.............    1,324,517     13,245        95,845    (2,258,891)     (2,149,801)
     Issuance of common stock for cash....      311,932      3,119     3,981,200            --       3,984,319
     Net loss.............................           --         --            --      (705,812)       (705,812)
                                              ---------    -------    ----------   -----------     -----------
Balance at September 30, 1995.............    1,636,449     16,364     4,077,045    (2,964,703)      1,128,706
     Issuance of common stock for cash....       86,000        860     1,311,938            --       1,312,798
     Net loss.............................           --         --            --    (6,941,202)     (6,941,202)
                                              ---------    -------    ----------   -----------     -----------
Balance at September 30, 1996.............    1,722,449    $17,224    $5,388,983   $(9,905,905)    $(4,499,698)
                                              =========    =======    ==========   ===========     ===========


                            See accompanying notes.

                          COBBLESTONE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED SEPTEMBER 30,
                                                                                             ------------------------
                                                                                        1996           1995            1994
                                                                                   -------------   -------------   ------------
OPERATING ACTIVITIES
Net loss.........................................................................  $ (6,941,202)   $   (705,812)   $ (1,406,389)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization..................................................     8,619,316       6,728,092       3,840,186
  Deferred interest..............................................................     1,362,396              --              --
  Gain on insurance settlement...................................................      (738,456)       (746,845)             --
  Loss on disposal of assets.....................................................            --         322,834              --
  Loss on early extinguishment of debt...........................................     3,520,402              --         427,997
  Provision for doubtful accounts................................................      (613,067)      2,125,458          12,084
  Changes in assets and liabilities:
    Notes and accounts receivable................................................    (1,154,418)     (7,321,947)       (804,047)
    Inventory....................................................................      (735,027)       (229,801)       (246,253)
    Prepaid expenses and other assets............................................      (314,864)        (57,476)          3,784
    Accounts payable, accrued liabilities and deferred
      revenue....................................................................     4.270,790       2,179,909          55,511
                                                                                   ------------    ------------    ------------
Net cash provided by operating activities........................................     7,275,870       2,294,412       1,882,873

INVESTING ACTIVITIES
Acquisitions, net of cash acquired...............................................    (6,437,796)    (41,245,470)    (23,924,305)
Additions to property, equipment and leasehold interests.........................    (8,179,620)    (17,716,295)     (7,708,037)
Insurance proceeds...............................................................     1,189,692       1,941,917              --
Due to affiliate.................................................................            --              --        (699,356)
Intangibles and other assets.....................................................            --              --        (638,305)
                                                                                   ------------    ------------    ------------
Net cash used in investing activities............................................   (13,427,724)    (57,019,848)    (32,970,003)

FINANCING ACTIVITIES
Proceeds from long-term debt.....................................................   107,262,650      37,560,573      46,338,471
Debt issuance costs and other debt-related costs.................................    (6,194,100)     (2,118,618)     (4,008,901)
Principal payments on long-term debt and capital leases..........................   (90,039,889)     (1,219,252)    (17,797,900)
Payments on deferred purchase price..............................................      (431,267)             --              --
Proceeds from sale and leaseback.................................................            --       7,410,527              --
Proceeds from issuance of redeemable preferred stock.............................            --       8,629,824       6,490,000
Proceeds from issuance of common stock...........................................     1,312,798       3,984,319           4,840
                                                                                   ------------    ------------    ------------
Net cash provided by financing activities........................................    11,910,192      54,247,373      31,026,510

Net increase (decrease) in cash and cash equivalents.............................     5,758,338        (478,063)        (60,620)
Cash and cash equivalents at beginning of year...................................       820,608       1,298,671       1,359,291
                                                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year.........................................  $  6,578,946    $    820,608    $  1,298,671
                                                                                   ============    ============    ============
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest.......................................................................  $  7,583,613    $  6,464,811    $  3,595,926
                                                                                   ============    ============    ============
  Income taxes, net..............................................................  $  1,235,810    $     48,417    $     55,264
                                                                                   ============    ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases entered into......................................................  $  4,192,424    $  2,395,859    $  2,342,870
                                                                                   ============    ============    ============

                            See accompanying notes.

                          COBBLESTONE HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   Organization and Description of Business

     Cobblestone Holdings, Inc. (the "Company"), a Delaware corporation, was incorporated on January 18, 1994 by shareholders of Cobblestone Golf Group, Inc. ("CGGI"). On January 31, 1994, the Company issued shares of its common and preferred stock in exchange for all of the shares of CGGI. The transaction has been accounted for at historical cost in a manner similar to a pooling of interests and, accordingly, had no effect on the accompanying consolidated financial statements.

     The Company, through its wholly-owned subsidiary CGGI, owns and operates golf courses in the United States, with a current portfolio of 22 golf properties including private country clubs, semi-private clubs and public (or daily fee) courses. The Company's courses are concentrated in clusters near metropolitan areas primarily in the Sunbelt states (including Arizona, California and Texas) which have large golfing populations and attractive climates.

     The Company's business consists primarily of operating golf courses and related facilities, with revenue generated from membership fees and dues at private country clubs, greens fees, food and beverage services, golf cart rentals, retail merchandise sales, driving range fees and lodging fees. The Company owns 16 courses, leases four courses (subject to long-term leases in excess of 20 years, including extension options), leases one driving range and pro shop facility and manages one additional course. The Company's portfolio includes nine private country clubs, eight public facilities and five semi-private facilities.

     Seasonal weather conditions as well as the timing of new course purchases or leases may cause the Company's results of operations to vary from quarter to quarter. The second half (April through September) of the Company's fiscal year tends to account for a greater portion of the Company's operating revenue and operating income than does the first half.


   Principles of Consolidation

     The Company has acquired certain golf facilities through its wholly-owned and majority-owned subsidiaries. The consolidated financial statements include the accounts of the Company and such subsidiaries. Intercompany balances and transactions have been eliminated.


   Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and time deposits with original maturities of less than 90 days.


   Concentration of Credit Risk

     Management places the Company's cash investments with what they consider to be high credit-quality financial institutions and routinely assesses the financial strength of these institutions. Management believes no significant concentration of credit risk exists with respect to these cash investments.

                          COBBLESTONE HOLDINGS, INC.

     Concentration of credit risk with respect to accounts receivable is limited due to the geographic dispersion of golf courses and the large number of golf course members and others from whom the receivables are to be collected.

   Inventories

     Inventories are carried at lower of cost (first-in, first-out) or market.


   Property, Equipment and Leasehold Interests

     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which are generally as follows:

           Depreciable land improvements........      20 years
           Buildings and improvements...........      30 years
           Equipment, furniture and fixtures.... 3 to 10 years


     Leasehold improvements, equipment recorded under capital leases and property and equipment related to leased facilities are depreciated and amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Costs associated with the acquisition of leasehold interests in golf facilities have been capitalized and are amortized over the remaining life of the related lease (4 to 35 years).

     Golf course facility construction in progress is carried at cost. All costs associated with, or allocable to golf course facility construction in progress are capitalized until construction is completed.


   Intangible Assets

     Costs in excess of net assets of businesses acquired are amortized over 20 years which is consistent with the depreciation of land improvements. Other intangible assets are amortized over their estimated useful lives (5 to 14 years).


   Debt Issuance Cost

     Costs associated with the issuance of long-term debt are capitalized and amortized over the term of the related debt using the interest method. Such costs and related accumulated amortization included in other assets totaled $6,627,881 and $300,971, respectively, at September 30, 1996 and $5,840,022 and
$1,168,155, respectively, at September 30, 1995.

                          COBBLESTONE HOLDINGS, INC.

   Fair Value of Financial Instruments

     To meet the reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The Company uses quoted market prices and management's estimates to calculate these fair values.


   Revenue and Deferred Revenue

     Operating revenue is recognized when received except for dues and fees paid in advance which are recognized over the period which the dues and fees allow the members access to the facilities. The Company recognizes revenue on initiation fees for the amount of the deposit and the amount of the note receivable, less the provision for doubtful accounts and imputed interest, at the time the membership is sold.

     Long-term deferred revenue relates to the Company's obligation to provide memberships to residential developers of properties adjacent to the golf facility and is recognized when individual homeowners apply for membership.


   Reliance on Estimates

     The financial statements have been prepared in accordance with generally accepted accounting principles and have required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


   New Accounting Standards

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), effective for fiscal years beginning after December 15, 1995. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company believes, based on current circumstances, the effect of adopting SFAS 121 will not have a material effect on the Company's financial position or results of operations.

                          COBBLESTONE HOLDINGS, INC.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), effective for fiscal years beginning after December 15, 1995. SFAS 123 established the fair value-based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the periods in which the related services are rendered. The Company has elected to continue with the current intrinsic value-based method, as allowed by SFAS 123, and will disclose the pro forma effect of adopting the fair value based method in future fiscal years beginning with the fiscal year ending September 30, 1997.


2. ACQUISITIONS

     Since inception, the Company has acquired the property and equipment or leasehold interest in twenty-one golf course facilities in transactions that have been recorded under the purchase method of accounting. Accordingly, the acquired facilities have been reported in the consolidated financial statements of the Company since the date of the respective acquisitions.

     The 1996 acquisitions include: Eagle Crest Golf Club acquired in June, 1996, and Sweetwater Country Club acquired in July, 1996. In addition, the Company entered into a management agreement for the Red Hawk Golf Club in October 1996.

     The 1995 acquisitions include: The Ranch Country Club and Stonebridge Country Club acquired in December, 1994, Red Mountain Ranch Country Club acquired in January, 1995, The Hills of Lakeway, Live Oak Golf Course, Yaupon Golf Course and Brandermill Country Club acquired in March, 1995.

     The 1994 acquisitions include: The Club at Trophy Club acquired in December, 1993, Pecan Grove Country Club acquired in January, 1994, and Ahwatukee Country Club and The Lakes at Ahwatukee acquired in June, 1994.

     In conjunction with the purchase of The Hills of Lakeway, the Company is required to pay a deferred purchase price equal to the greater of $4,150 per membership or 25% of Initiation Fees, as defined, collected for the first three hundred memberships sold. The outstanding balance of the deferred purchase price of $1,118,733 is scheduled to be paid in monthly installements through fiscal 2000.

     A summary of the aggregate acquisition costs and allocation of the purchase price to the assets and liabilities assumed is as follows:

                                                              YEAR ENDED SEPTEMBER 30,
                                                     -----------------------------------------
                                                        1996           1995           1994
                                                     -----------   ------------   ------------
Total acquisition costs:
  Cash paid and acquisition related costs..........  $6,437,796    $41,245,470    $23,924,305
  Long-term debt and assumption of liabilities.....          --      7,379,667      2,325,934
  Minority interest................................     342,755             --        344,175
                                                     ----------    -----------    -----------
                                                     $6,780,551    $48,625,137    $26,594,414
                                                     ==========    ===========    ===========
Allocated to assets as follows:
  Current assets...................................  $   29,182    $   775,622    $   152,452
  Property, equipment and leasehold interests......   6,751,369     47,849,515     26,441,962
                                                     ----------    -----------    -----------
                                                     $6,780,551    $48,625,137    $26,594,414
                                                     ==========    ===========    ===========

                          COBBLESTONE HOLDINGS, INC.

     The following pro forma results for acquisitions consummated through September 30, 1996 assume the acquisitions occurred at the beginning of the fiscal year prior to the year in which the facility was acquired. The unaudited pro forma results have been prepared utilizing the historical financial statements of the Company and the acquired business.

                                                      YEAR ENDED SEPTEMBER 30,
                                           ---------------------------------------------
                                               1996            1995            1994
                                           -------------   -------------   -------------
                                            (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Operating revenues......................... $70,953,021     $67,099,891     $47,043,151
Income (loss) before extraordinary item....  (3,065,201)     (2,497,250)       (730,711)
Net loss...................................  (6,585,603)     (2,497,250)     (1,158,708)

     This pro forma information is not necessarily indicative of the actual results that would have been achieved had the acquisitions occurred at the beginning of the fiscal year prior to the year in which the facility was acquired, nor is it necessarily indicative of future results.

3. NOTES RECEIVABLE

     Notes receivable consists of promissory notes made by golf club members for the payment of initiation fees. The notes carry below market or no interest rates, amortize monthly and generally have a term of three to five years. Management periodically analyzes the collectability of the notes receivable and reserves for the portion that is doubtful of being collected. The notes are secured by the underlying golf club membership and the Company has full recourse against the member. The Company's notes receivable balance was composed of the following:

                                                               YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------------
                                                              1996                 1995
                                                          ------------         ------------
Gross receivables........................................  $ 8,282,575         $ 7,538,182
Less allowance for uncollectable accounts................   (1,404,933)         (2,117,000)
Less valuation allowance for imputed interest............   (1,257,910)         (1,242,867)
                                                           -----------         -----------
                                                             5,619,732           4,178,315
Current portion..........................................    1,729,875             862,922
                                                           -----------         -----------
                                                           $ 3,889,857         $ 3,315,393
                                                           ===========         ===========


                          COBBLESTONE HOLDINGS, INC.

4. PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS

   Property, equipment and leasehold interests consist of the following:

                                                            SEPTEMBER 30,
                                                            -------------
                                                        1996            1995
                                                   --------------   ------------
Land..............................................  $ 15,161,226    $ 14,258,104
Land improvements.................................    85,110,308      74,172,889
Buildings and improvements........................    31,968,131      26,558,329
Equipment, furniture and fixtures.................    18,724,101      12,777,828
Golf course facility construction in progress.....       494,637       6,009,124
Leasehold interests...............................     3,230,266       2,799,714
                                                    ------------    ------------
                                                     154,688,669     136,575,988
Less accumulated depreciation and amortization....   (15,147,666)     (8,575,684)
                                                    ------------    ------------
Property, equipment and leasehold interests, net..  $139,541,003    $128,000,304
                                                    ============    ============


     Land improvements include $24,095,050 and $21,214,449 at September 30, 1996 and 1995, respectively, of nondepreciable golf course improvements consisting of tees, fairways, roughs, trees, greens, bunkers and sandtraps.


5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                           SEPTEMBER 30,
                                                                           -------------
                                                                       1996            1995
                                                                  -------------    ------------
8% note payable, due monthly through 2007.......................  $    282,594     $   301,104
Variable rate note payable, effective interest rate 10.57%, due monthly, secured by the assets of The Vineyard at
  Escondido.....................................................     5,780,976       5,978,847
10% imputed interest note payable January 2000..................       179,380         179,380
10% imputed interest note payable, due monthly beginning
 January 1996 through May 2000..................................            --       2,693,873
111/2% Series A Senior Notes due 2003...........................    70,000,000              --
131/2% Series A Senior Zero-Coupon Notes due 2004...............    30,325,046              --
Bank term loan..................................................            --      71,444,424
Bank revolving credit agreement.................................            --       2,300,000
Capital lease obligations, due at various dates through 2000....     2,665,937       3,802,597
                                                                   -----------     -----------
                                                                   109,233,933      86,700,225
Less current portion............................................       738,981       1,686,275
                                                                   -----------     -----------
                                                                  $108,494,952     $85,013,950
                                                                  ============     ===========

     During 1994, certain loans were repaid in advance of maturity. Costs associated with the early retirement of such loans amounted to $427,997 and were recorded as an extraordinary item in the consolidated statement of operations.

                          COBBLESTONE HOLDINGS, INC.

     On June 4, 1996, the Company and CGGI completed two contemporaneous high yield bond offerings (the "Offerings") totaling approximately $100 million. CGGI offered $70 million aggregate principal amount 11 1/2% senior notes due 2003 (the "Senior Notes"). The Senior Notes are senior unsecured general obligations of CGGI and rank pari passu in right of payment to all other senior indebtedness of CGGI. The Company offered 86,000 Units (the "Unit Offering"), each consisting of $1,000 principal amount at maturity of 13 1/2% senior zero-coupon notes due 2004 and one share of common stock, par $.01 per share, of the Company. The Zero-Coupon Notes are senior unsecured general obligations of the Company and rank pari passu in right of payment to all other senior indebtedness of the Company. The net proceeds of the Unit Offering was $28.1 million and were contributed as equity to CGGI.

     Concurrent with the Offerings, the Company repaid a bank term loan and a bank revolving credit agreement of $77.4 million and $4.6 million, respectively, and repaid obligations under capital leases totaling $4.2 million. The Company also paid a promissory note related to the acquisition of two adjacent golf course facilities which had a balance of $2.8 million at June 4, 1996 which resulted in a gain on early retirement of debt of $0.4 million. This gain and a $3.9 million write-off of unamortized loan fees related to the bank term loan and bank revolving credit agreement have been recorded as extraordinary items in the consolidated statement of operations.

     In addition, on June 4, 1996 the Company and CGGI obtained a new $50 million bank facility (the "New Credit Facility"), consisting of a $45 million bank revolver for future acquisitions and capital projects and a six year $5 million working capital facility to fund short term operating needs. There were no borrowings under the New Credit Facility at September 30, 1996. The New Credit Facility is secured by substantially all of the CGGI's assets, including the capital stock of CGGI and its existing and future subsidiaries, and is guaranteed by the Company.

     The New Credit Facility provides that borrowings bear interest, which is payable quarterly, at the Eurodollar rate or a Floating Rate, as defined, plus a fluctuating percentage based upon certain financial ratios and requires a non-use fee on the unused portion equal to 1/2% per annum. The bank revolver provides that borrowings are payable based on certain specified percentages in quarterly installments commencing September, 1998 and ending March 2002. At the end of six years, the working capital facilility expires and any outstanding unpaid principal is payable in full.

     The New Credit Facility requires mandatory reductions or prepayments of principal as a result of certain events and provides for voluntary prepayments. The New Credit Facility contains numerous covenants which, among other things, require the Company to maintain defined leverage and interest coverage ratios, as well as a limits the incurrance of debt, capital expenditures and payment of dividends.

     Maturities of long-term debt (exclusive of capital lease obligations) for each of the five years in the period ending September 30, 2001, are as follows:
1997--$131,308; 1998--$145,562; 1999--$161,383; 2000--$358,303; 2001--$198,442;
thereafter--$161,247,982.

                          COBBLESTONE HOLDINGS, INC.

6.   REDEEMABLE PREFERRED STOCK

    In May, 1996, the Board of Directors approved a 12.11905-for-one stock split of the Company's outstanding common stock and preferred stock. In connection with this stock split, the Company's authorized shares of common stock and preferred stock changed to 5,000,000 and 10,000,000, respectively. Also, the Company converted all outstanding shares of Series B preferred stock to Series A preferred stock.

     The preferred stock has priority upon liquidation over the Company's common stock and is also entitled to vote along with the common stock on the basis of one vote per share of preferred stock. Shares of the preferred stock are redeemable by the Company at any time, at the discretion of the Board of Directors, for the purchase price of approximately $8 per share. Upon the sale, consolidation or merger of the Company with or into another corporation, the sale of all or substantially all of the Company's assets, or the sale or exchange of stock representing at least 80% of the voting power of stock of the Company, the Company must redeem all remaining outstanding shares of preferred stock at the redemption price as defined above. Redeemable preferred stock consists of the following:

                                                                                          SHARES       AMOUNT
                                                                                         ---------   -----------
Balance at September 30, 1993..........................................................  3,377,892   $27,121,345
Issuance of Series A preferred stock for cash..........................................    786,527     6,490,000
                                                                                         ---------   -----------
Balance at September 30, 1994..........................................................  4,164,419    33,611,345
Issuance of Series A preferred stock for cash, net of $83,376 in issuance costs........  1,055,957     8,629,824
                                                                                         ---------   -----------
Balance at September 30, 1995 and September 30, 1996...................................  5,220,376   $42,241,169
                                                                                         =========   ===========

                          COBBLESTONE HOLDINGS, INC.

7. INCOME TAXES

     Income taxes are provided for in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax effects of temporary differences between the carrying amounts and the tax bases of assets and liabilities, as well as operating loss carryforwards.

     Significant components of the Company's deferred tax assets and liabilities are shown below. A valuation allowance for $3,982,000, of which $3,054,000 is related to 1996, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                                                        SEPTEMBER 30,
                                                               -----------------------------
                                                                    1996            1995
                                                               --------------   ------------
Deferred tax liabilities:
  Accounting basis in excess of tax basis of golf properties...  $(4,184,000)   $(4,184,000)
  Depreciation.................................................   (1,165,000)      (472,000)
                                                                 -----------    -----------
Total deferred tax liabilities.................................   (5,349,000)    (4,656,000)
Deferred tax assets:
  Net operating loss carryforwards.............................    2,826,000             --
  Reserve for notes receivable.................................    1,093,000      1,062,000
  Deferred gain on sale and leaseback..........................      320,000        320,000
  Accrued liabilities..........................................      504,000        262,000
  Other, net...................................................      404,000         63,000
                                                                 -----------    -----------
Total deferred tax assets......................................    5,147,000      1,707,000
Valuation allowance for deferred tax assets....................   (3,982,000)      (928,000)
                                                                 -----------    -----------
Net deferred tax assets........................................    1,165,000        779,000
                                                                 -----------    -----------
Net deferred tax liabilities...................................  $ 4,184,000    $ 3,877,000
                                                                 ===========    ===========

     At September 30, 1996, the Company has federal and state tax net operating loss carryforwards of approximately $7,588,000 and $2,831,000, respectively.
The difference between the federal and state tax loss carryforwards is primarily attributable to the fifty-percent limitation on California loss carryforwards. The federal and state tax loss carryforwards will begin to expire in 2011 and 2001, respectively, unless previously utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

                          COBBLESTONE HOLDINGS, INC.



Significant components of the provision for income taxes are as follows:

                                                                               SEPTEMBER 30,
                                                                    -----------------------------------
                                                                        1996         1995        1994
                                                                    -----------   ----------   --------
  Current:
   Federal.........................................................  $(250,000)   $ 307,000     $    --
   State...........................................................    152,000      208,000      71,931
                                                                     ---------    ---------     -------
                                                                       (98,000)     515,000      71,931
  Deferred:
   Federal.........................................................    307,000     (307,000)         --
   State...........................................................         --           --          --
                                                                     ---------    ---------     -------
                                                                       307,000     (307,000)         --
                                                                     ---------    ---------     -------
 Total provision...................................................  $ 209,000    $ 208,000     $71,931
                                                                     =========    =========     =======

     The following is a reconciliation of the actual tax provision to the expected tax provision computed by applying the statutory federal income tax rate to income before income taxes:

                                                                                  SEPTEMBER 30,
                                                                  ------------------------------------------
                                                                       1996           1995          1994
                                                                  --------------   -----------   -----------
     Income tax provision at statutory rate.......................  $(2,404,395)    $(174,234)    $(467,060)
     State income tax provision, net of federal tax benefit.......       98,800       135,200        46,755
     Permanent differences........................................       87,736       177,938            --
     Increase in valuation allowance and other....................    2,426,859        69,096       492,236
                                                                    -----------     ---------     ---------
     Total provision for income taxes.............................  $   209,000     $ 208,000     $  71,931
                                                                    ===========     =========     =========


8. COMMITMENTS

     In March 1995, the Company entered into a sale and leaseback transaction for one of its golf course facilities. The Company received proceeds of approximately $7.4 million and entered into a lease for fifteen years with two five year renewal options. Minimum rent was $62,462 and $60,939 per month at September 30, 1996 and 1995, respectively, and is subject to annual increases based upon changes in the Consumer Price Index. The deferred gain on the sale and leaseback transaction of $499,000 is being amortized over the term of the lease.

     The Company also leases four other golf facilities. The leases expire in the years 1998 to 2029. The Company recorded an aggregate of approximately $1,346,000, $639,000 and $138,000 in rent expense related to leased golf course facilities for the years ended September 30, 1996, 1995 and 1994, respectively.

     The Company leases certain golf carts and maintenance equipment under capital leases with terms of two to five years. Included in equipment, furniture and fixtures in the accompanying consolidated balance sheets is equipment under capital leases totaling $3,269,314 and $5,806,693 at September 30, 1996 and 1995, respectively. Accumulated amortization of equipment under capital leases totaled $391,893 and $1,490,214 at September 30, 1996 and 1995, respectively.

                          COBBLESTONE HOLDINGS, INC.

     Future minimum lease payments at September 30, 1996 are as follows:

                                             CAPITAL      OPERATING
YEARS ENDING SEPTEMBER 30,                   LEASES        LEASES
--------------------------                 -----------   -----------
1997.....................................  $  828,689    $ 2,156,637
1998.....................................      755,484     2,120,637
1999.....................................      685,264     2,102,637
2000.....................................      620,871     2,102,637
2001.....................................      446,002     2,067,607
Thereafter...............................           --    19,593,646
                                            ----------   -----------
     Total minimum lease payments........    3,336,310   $30,143,801
                                                         ===========
Amount representing interest.............      670,373
                                            ----------
Present value of net minimum lease payments  2,665,937
Current portion..........................      607,673
                                            ----------
                                            $2,058,264
                                            ==========

     In accordance with certain purchase agreements, the Company is required to maintain the respective golf courses in good condition and make various capital improvements. As of September 30, 1996, the Company had a commitment to build an additional nine holes at a facility with an estimated aggregate cost of approximately $3.6 million.


9. RELATED PARTY TRANSACTIONS

     In connection with the formation of the Company, an officer of the Company contributed his interests in the leases of two golf course facilities in exchange for 55,105 shares of Series A preferred stock, $160,270 cash and a $250,000 note due in 1999. The officer also contributed his options to acquire certain other golf course facilities at no cost to the Company.

     An affiliate of the majority stockholder of Holdings provides investment banking and consulting services to the Company. The Company is obligated to pay a service fee to the affiliate semi-annually in advance in an amount equal to 1% per annum of the affiliate's debt and equity investment in the Company and to reimburse the reasonable fees and costs incurred by the affiliate in providing services to the Company. The Company paid $436,741, $1,076,416 and $809,522 in fees to the affiliate pursuant to these obligations during the year ended September 30, 1996, 1995 and 1995, respectively.

10. EMPLOYEE BENEFIT PLAN

     Effective February 1995, the Company established an employee savings plan (the "plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, which covers employees of the Company who have met certain eligibility requirements, participating employees may defer up to 17% of their pretax earnings, up to $9,500. The Company matches up to 20% of the employee's contributions, up to a maximum of 4% of the employee's earnings. The Company's matching contribution to the Plan, which vest equally over three years, amounted to approximately $35,000 and $8,000 for the years ended September 30, 1996 and 1995, respectively.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  COBBLESTONE HOLDINGS, INC. (PARENT COMPANY)

                           CONDENSED BALANCE SHEETS

                                                                              SEPTEMBER 30,
                                                                       ---------------------------
                                                                           1995           1995
                                                                       ------------   ------------
ASSETS
Debt issuance costs, net of accumulated amortization of $52,769......  $ 2,109,253    $        --
Investment in and net amounts due from wholly owned subsidiary.......   65,957,264     43,369,875
                                                                       -----------    -----------
                                                                       $68,066,517    $43,369,875
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Long-term debt.......................................................  $30,325,046             --
Redeemable preferred stock...........................................   42,241,169    $42,241,169
Stockholders' equity (net capital deficiency):
  Common stock.......................................................       17,224         16,340
  Paid-in capital....................................................    5,388,983      4,077,069
  Accumulated deficit................................................   (9,905,905)    (2,964,703)
                                                                       -----------    -----------
Total stockholders' equity (net capital deficiency)..................   (4,499,698)     1,128,706
                                                                       -----------    -----------
                                                                       $68,066,517    $43,369,875
                                                                       ===========    ===========


                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  COBBLESTONE HOLDINGS, INC. (PARENT COMPANY)

                      CONDENSED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED SEPTEMBER 30,
                                                               ------------------------
                                                           1996           1995          1994
                                                        ------------   ----------   ------------
Interest expense......................................  $(1,415,165)   $      --    $        --
Equity in net loss of wholly owned subsidiary.........   (5,526,037)    (705,812)    (1,406,389)
                                                        ===========    =========    ===========
Net loss..............................................  $(6,941,202)   $(705,812)   $(1,406,389)
                                                        ===========    =========    ===========


                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  COBBLESTONE HOLDINGS, INC. (PARENT COMPANY)

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED SEPTEMBER 30,
                                                               ---------------------------------------------
                                                                    1996            1995            1994
                                                               -------------   -------------   -------------
OPERATING ACTIVITIES
Net loss.....................................................  $ (6,941,202)   $   (705,812)    $(1,406,389)
Deferred interest and amortization...........................     1,415,165              --              --
Equity in net loss of wholly owned subsidiary................     5,526,037         705,812       1,406,389
                                                               ------------    ------------     -----------
Net cash provided by operating activities....................            --              --              --

INVESTING ACTIVITIES
Contribution to wholly owned subsidiary......................   (28,113,426)    (12,614,143)             --

FINANCING ACTIVITIES
Proceeds from long-term debt.................................    28,962,650              --              --
Debt issuance costs..........................................    (2,162,022)             --              --
Proceeds from issuance of redeemable preferred stock.........            --       8,629,824              --

Proceeds from issuance of common stock.......................     1,312,798       3,984,319              --
                                                               ------------    ------------     -----------
Net cash provided by financing activities....................    28,113,426      12,614,143              --
                                                               ------------    ------------     -----------
Net change in cash...........................................  $         --    $         --     $        --
                                                               ============    ============     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock in exchange for common stock and
  preferred stock of wholly owned subsidiary.................  $         --    $         --     $33,611,345
                                                               ============    ============     ===========
Issuance of common stock in exchange for preferred stock of
  wholly owned subsidiary....................................  $         --    $         --     $   109,090
                                                               ============    ============     ===========

                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  COBBLESTONE HOLDINGS, INC. (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996

1. BASIS OF PRESENTATION

     Cobblestone Holdings, Inc. (the "Company"), a Delaware corporation, was incorporated on January 18, 1994 by shareholders of Cobblestone Golf Group, Inc. ("CGGI"). On January 31, 1994, the Company issued shares of its common and preferred stock in exchange for all of the shares of CGGI. The transaction has been accounted for at historical cost in a manner similar to a pooling of interests and, accordingly, had no effect on the accompanying consolidated financial statements.

     The Company, through its wholly-owned subsidiary CGGI, owns and operates golf courses in the United States, with a current portfolio of 22 golf properties including private country clubs, semi-private clubs and public (or daily fee) courses. The Company's courses are concentrated in clusters near metropolitan areas in the Sunbelt states (including Arizona, California and Texas) which have large golfing populations and attractive climates.

     The Company's business consists primarily of operating golf courses and related facilities, with revenue generated from membership fees and dues at private country clubs, greens fees, food and beverage services, golf cart rentals, retail merchandise sales, driving range fees and lodging fees. The Company owns 16 courses, leases four courses (subject to long-term leases in excess of 20 years, including extension options), leases one driving range and pro shop facility and manages one additional course. The Company's portfolio includes eight private country clubs, eight public facilities and five semi-private facilities.


2. GUARANTEE

     The wholly owned subsidiary of the Company, CGGI, has a credit facility with a bank and has no borrowings under the facility outstanding at September 30, 1996. Under the terms of the credit facility agreement, the Company has guaranteed the payment of all principal and interest.

                          COBBLESTONE HOLDINGS, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


                                            BALANCE AT    CHARGES TO   CHARGES TO                               BALANCE AT
                                           BEGINNING OF   COSTS AND      OTHER                                    END OF
                                               YEAR        EXPENSES     ACCOUNTS    ACQUISITIONS   DEDUCTIONS      YEAR
                                           ------------   ----------   ----------   ------------   ----------   ----------
YEAR ENDED SEPTEMBER 30, 1994
Deducted from asset accounts:
  Allowance for doubtful
    accounts receivable....................  $   55,000     $ 68,797   $       --        $    --     $ 56,797   $   67,000
                                             ==========     ========   ==========   ============     ========   ==========
YEAR ENDED SEPTEMBER 30, 1995
Deducted from asset accounts:
  Allowance for doubtful
    accounts receivable....................  $   67,000     $ 58,550   $       --        $    --     $ 49,550   $   76,000
  Allowance for uncollectable
    notes receivable.......................          --           --    2,117,000             --           --    2,117,000
  Valuation allowance for
    imputed interest.......................          --           --    1,242,867             --           --    1,242,867
                                             ----------     --------   ----------   ------------     --------   ----------
Total......................................  $   67,000     $ 58,550   $3,359,867        $    --     $ 49,550   $3,435,867
                                             ==========     ========   ==========   ============     ========   ==========

YEAR ENDED SEPTEMBER 30, 1996
Deducted from asset accounts:
  Allowance for doubtful
    accounts receivable....................  $   76,000     $151,000   $       --        $38,000     $ 90,000   $  175,000
  Allowance for uncollectable
    notes receivable.......................   2,117,000           --           --             --      712,067    1,404,933
  Valuation allowance for
    imputed interest.......................   1,242,867           --       15,043             --           --    1,257,910
                                             ----------     --------   ----------   ------------     --------   ----------
Total......................................  $3,435,867     $151,000   $   15,043        $38,000     $802,067   $2,837,843
                                             ==========     ========   ==========   ============     ========   ==========


                               INDEX TO EXHIBITS


                                                                                                       SEQUENTIALLY
 EXHIBIT                                                                                                 NUMBERED
  NUMBER                                         DESCRIPTION                                               PAGES
----------   ---------------------------------------------------------------------------------------   ------------
    3.1  *   Certificate of Incorporation of Cobblestone Holdings, Inc. ..............................
    3.2  *   Bylaws of Cobblestone Holdings, Inc. ....................................................
    4.1  *   Indenture, dated as of June 4, 1996, amoung Cobblestone Holdings, Inc. and
             Norwest Bank Minnesota, National Association, as Trustee, relating to $86,000,000 aggregate principal amount of 131/2% Senior Zero-Coupon Notes due 2004 ..................
    4.2  *   Specimen Certificate of 131/2% Senior Zero-Coupon Notes due 2004 (included in
             Exhibit 4.1 hereto) .....................................................................
    4.3  *   Indenture, dated as of June 4, 1996, amoung Cobblestone Golf Group, Inc. and
             Norwest Bank Minnesota, National Association, as Trustee, relating to $70,000,000 aggregate principal amount of 111/2% Senior Notes due 2003 (incorporated by reference to Registration Statement on Form S-4 of Cobblestone Golf Group, Inc.
             (File No. 333-9441) filed on August 2, 1996) ............................................
   10.1  *   Second Amended and Restated Credit Agreement, dated as of June 4, 1994, among
             Cobbblestone Golf Group, Inc., Cobblestone Holdings, Inc., Bank of America NT & SA,
             as agent and the various lending institutions thereto ...................................
   10.2  *   Purchase Agreement, dated as of May 29, 1996, among Cobblestone Holdings, Inc. and
             Donaldson, Lufkin & Jenrette Securities Corporation .....................................
   10.3  *   Registration Rights Agreement, dated as of May 29, 1996, among Cobblestone Holdings, Inc.
             and Donaldson, Lufkin & Jenrette Securities Corporation .................................
   10.4  *   Stockholders' Agreement, dated as of January 31, 1994 ...................................
   10.5  *   Form of Indemnification Agreement .......................................................
   10.6  *   Lease dated as of July 1, 1996 by and between National Golf Operating Partnership, L.P., as landlord, and Cobblestone Golf Group, Inc., as tenant ................................
   10.7  *   Letter Agreement dated as of July 1, 1996 by and between National Golf Operating
             Partnership, L.P. and Cobblestone Golf Group, Inc. ......................................
   12.1  *   Statement of Computation of Earings to Fixed Charges ....................................
   21.1  *   Subsidiaries of Cobblestone Holdings, Inc. ..............................................
   24.1      Power of Attorney of Cobblestone Holdings, Inc. (included on signiture page to this
             Report on Form 10-K) ....................................................................
   27.1      Financial Data Schedule..................................................................

-----------------------

*  Incorporated by reference to the Registrants' Registration Statement on Form
S-4 (Reg. No. 333-9441) as filed   with the Securities and Exchange Commission
on August 2, 1996 and declared effective on October 1, 1996.


             [The remainder of this page intentionally left blank]