Form 10-Q
period 1997-03-31
COBBLESTONE HOLDINGS INC
filed 1997-05-15
CIK 1017481

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

     AS OF MAY 15, 1997, 1,722,449 SHARES OF COBBLESTONE HOLDINGS, INC. COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                          COBBLESTONE HOLDINGS, INC.

                      SECOND QUARTER REPORT ON FORM 10-Q

                                     INDEX

                                                                                                   Page
                                                                                                   ----
Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets -
                     March 31, 1997 (Unaudited) and September 30, 1996.............................   1

                   Consolidated Statements of Operations (Unaudited) -
                     Three and six months ended March 31, 1997 and 1996............................   2

                   Consolidated Statements of Cash Flows (Unaudited) -
                     Six months ended March 31, 1997 and 1996......................................   3

                   Notes to Consolidated Financial Statements (Unaudited) - March 31, 1997.........   4

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...........................................   6

Part II.  Other Information

          Item 6. Exhibit and Reports on Form 8-K..................................................  10

Signatures.........................................................................................  11

PART 1.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                          COBBLESTONE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,    SEPTEMBER 30,
                                                                                1997            1996
                                                                            -------------  --------------
                                                                             (UNAUDITED)       (NOTE)
ASSETS
Current assets:
     Cash and cash equivalents...........................................   $  1,571,095    $  6,578,946
     Accounts receivable, net............................................      3,761,072       2,868,190
     Current portion of notes receivable, net............................      1,697,339       1,729,875
     Inventory...........................................................      2,918,058       2,202,481
     Prepaid expenses and other current assets...........................      1,077,380       1,170,884
                                                                            ------------    ------------
                    Total current assets.................................     11,024,944      14,550,376
Property, equipment and leasehold interests, net.........................    149,334,495     139,541,003
Notes receivable, net....................................................      4,032,741       3,889,857
Intangible assets, net...................................................      3,754,692       3,898,185
Other assets, net........................................................      6,441,488       6,618,684
                                                                            ------------    ------------
                                                                            $174,588,360    $168,498,105
                                                                            ============    ============
LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
     Accounts payable....................................................   $  1,907,857    $  4,101,736
     Accrued payroll and related expenses................................      1,774,647       2,091,719
     Accrued interest expense............................................      2,830,413       2,683,332
     Accrued property taxes..............................................        613,572       1,364,891
     Deferred revenue....................................................      1,849,215       1,460,028
     Current portion of long-term debt and capital lease obligations.....        444,177         738,981
     Current portion of deferred purchase price..........................        205,353         387,792
     Income taxes payable................................................         76,884          94,431
     Other current liabilities...........................................      1,197,833       1,394,352
                                                                            ------------    ------------
                    Total current liabilities............................     10,899,951      14,317,262
Long-term debt and capital lease obligations.............................    122,411,510     108,494,952
Note payable to stockholder/officer......................................        228,543         224,787
Deferred purchase price..................................................        640,474         730,941
Long-term deferred revenue...............................................      2,264,969       2,423,707
Deferred income taxes....................................................      4,184,000       4,184,000
Minority interest........................................................        378,585         380,985
Redeemable preferred stock, $.01 par value
     Authorized shares--10,000,000
     Issued and outstanding shares--5,220,376 at March 31, 1997 and September 30, 1996
     Liquidation preference of $43,075,700 at March 31, 1997 and
          September 30, 1996.............................................     42,241,169      42,241,169
Net capital deficiency:
     Common stock, $.01 par value:
          Authorized shares--5,000,000
          Issued and outstanding shares--1,722,449 at March 31, 1997 and
               September 30, 1996........................................         17,224          17,224
     Paid-in capital.....................................................      5,388,983       5,388,983
     Accumulated deficit.................................................    (14,067,048)     (9,905,905)
                                                                            ------------    ------------
Net capital deficiency                                                        (8,660,841)     (4,499,698)
                                                                            ------------    ------------
                                                                            $174,588,360    $168,498,105
                                                                            ============    ============

Note:     The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for financial statements.

                            See accompanying notes.

                          COBBLESTONE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             MARCH 31,                     MARCH 31,
                                                                  -----------------------------   ----------------------------
                                                                        1997           1996           1997           1996
                                                                  -----------------------------   ----------------------------
Operating revenues:
          Golf revenues.......................................       $13,944,044    $10,364,700    $25,759,281    $19,738,164
          Food and beverage revenues..........................         2,712,508      1,899,586      5,761,745      4,094,965
          Pro shop sales......................................         1,271,721        995,894      2,887,937      2,134,053
          Other...............................................           767,713        731,776      1,273,855      1,039,499
                                                                     -----------    -----------    -----------    -----------
                    Total operating revenues..................        18,695,986     13,991,956     35,682,818     27,006,681
Operating expenses:
          Golf course operations..............................        11,112,728      7,808,192     22,322,110     16,256,240
          Cost of food and beverage...........................           889,832        669,111      1,831,492      1,415,715
          Cost of pro shop sales..............................           852,718        679,176      1,858,916      1,413,254
          General and administrative..........................           947,782        884,815      1,916,329      1,723,545
          Depreciation and amortization.......................         2,247,888      1,600,069      4,456,527      3,518,380
                                                                     -----------    -----------    -----------    -----------
                    Total operating expenses..................        16,050,948     11,641,363     32,385,374     24,327,134
                                                                     -----------    -----------    -----------    -----------
Income from operations........................................         2,645,038      2,350,593      3,297,444      2,679,547
Interest expense, net.........................................        (3,771,750)    (2,544,415)    (7,375,271)    (5,118,027)
                                                                     -----------    -----------    -----------    -----------
Loss before income taxes......................................        (1,126,712)      (193,822)    (4,077,827)    (2,438,480)
Provision for income taxes....................................            60,436         15,740         83,316         23,400
                                                                     -----------    -----------    -----------    -----------
Net loss......................................................       $(1,187,148)   $  (209,562)   $(4,161,143)   $(2,461,880)
                                                                     ===========    ===========    ===========    ===========

                            See accompanying notes.

                          COBBLESTONE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                          SIX MONTHS ENDED
                                                                                               MARCH 31,
                                                                                ---------------------------------
                                                                                        1997             1996
                                                                                ---------------------------------
OPERATING ACTIVITIES
Net loss....................................................................          $ (4,161,143)   $(2,461,880)
Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................................             4,852,222      3,907,432
     Deferred interest......................................................             2,135,554             --
     Provision for doubtful accounts........................................              (228,999)      (232,575)
     Changes in assets and liabilities:
               Notes and accounts receivable................................              (313,031)      (694,583)
               Inventory....................................................              (610,472)      (403,915)
               Prepaid expenses and other assets............................               (52,227)       202,332
               Accounts payable, accrued liabilities and deferred
                revenue.....................................................            (3,621,692)    (1,502,928)
                                                                                       -----------    -----------
Net cash used in operating activities.......................................            (1,999,788)    (1,186,117)

INVESTING ACTIVITIES
Acquisition-related costs...................................................            (9,139,627)            --
Additions to property, equipment and leasehold interests....................            (4,070,256)    (4,811,024)
                                                                                      ------------    -----------
Net cash used in investing activities.......................................           (13,209,883)    (4,811,024)

FINANCING ACTIVITIES
Proceeds from long-term debt................................................            11,964,000      8,300,000
Debt issuance costs and other debt-related costs............................                    --       (186,221)
Principal payments on long-term debt and capital leases.....................            (1,489,274)      (969,464)
Payments on deferred purchase price.........................................              (272,906)      (376,979)
                                                                                      ------------    -----------
Net cash provided by financing activities...................................            10,201,820      6,767,336
Net increase (decrease) in cash and cash equivalents........................            (5,007,851)       770,195
Cash and cash equivalents at beginning of period............................             6,578,946        820,608
                                                                                      ------------    -----------
Cash and cash equivalents at end of period..................................          $  1,571,095    $ 1,590,803
                                                                                      ============    ===========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest...............................................................          $  4,697,002    $ 4,728,552
                                                                                      ============    ===========
     Income taxes, net......................................................          $    100,863    $   903,400
                                                                                      ============    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases entered into.................................................          $  1,003,080    $ 1,834,017
                                                                                      ============    ===========

                            See accompanying notes.

                          COBBLESTONE HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

  Cobblestone Holdings, Inc. (the "Company"), a Delaware corporation, was incorporated on January 18, 1994 by shareholders of Cobblestone Golf Group, Inc. ("CGGI"). On January 31, 1994, the Company issued shares of its common and preferred stock in exchange for all of the shares of CGGI. The Company, through its wholly-owned subsidiary CGGI, owns and operates golf courses in the United States, with a current portfolio of 23 golf properties including private country clubs, semi-private clubs and public (or daily fee) courses. The Company's courses are concentrated in clusters near metropolitan areas primarily in the Sunbelt states (including Arizona, California and Texas) which have large golfing populations and attractive climates.

  The Company's business consists primarily of operating golf courses and related facilities, with revenue generated from membership fees and dues at private country clubs, greens fees, food and beverage services, golf cart rentals, retail merchandise sales, driving range fees and lodging fees. The Company owns 17 courses, leases four courses (subject to long-term leases in excess of 20 years, including extension options), leases one driving range and pro shop facility and manages one additional course. The Company's portfolio includes ten private country clubs, eight public facilities and five semi-private facilities.

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

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.


2. USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          COBBLESTONE HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Operating Revenue. Operating revenue increased to $18.7 million for the three months ended March 31, 1997 from $14.0 million for the comparable prior year period, an increase of $4.7 million or 33.6%. Of this increase, $3.0 million is attributable to operating revenue for the two courses acquired by the Company in June and July of 1996 and $0.7 is attributable to the operating revenue for the course acquired by the Company in February of 1997. The remaining $1.0 million is attributable to increased revenue from the Company's other facilities.

     Course-level Operating Expenses. Course-level operating expenses, which include costs of golf course operations (e.g., salaries, taxes and utilities), costs of food and beverage sales and costs of pro shop sales increased to $12.9 million for the three months ended March 31, 1997 from $9.2 million for the comparable prior year period, an increase of $3.7 million or 40.4%. Of this increase, $2.3 million is attributable to course-level operating expenses for the two courses acquired by the Company in June and July of 1996 and $0.4 is attributable to course-level operating expenses for the course acquired by the Company in February of 1997. The remaining $1.0 million is attributable to increased course-level operating expenses from the Company's other facilities.

     General and Administrative Expenses. General and administrative expenses primarily consist of corporate salaries and related expenses and legal and accounting fees. General and administrative expenses were $0.9 for both the three months ended March 31, 1997 and 1996. Despite the expanded operations, the Company has been able to maintain its general and administrative expenses at a relatively constant level. General and administrative expenses as a percentage of operating revenue was 5.1% for the three months ended March 31, 1997, a decrease from 6.3% for the comparable prior year period.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased to $2.2 million for the three months ended March 31, 1997 from $1.6 million for the comparable prior year period, an increase of $0.6 million or 40.5%. Of this increase, approximately $0.2 million is attributable to the inclusion of the two courses acquired in June and July of 1996, and the remainder is due to depreciation and amortization expense on various capital projects completed since March 31, 1996.

     Income from Operations. Income from operations increased to $2.6 million for the three months ended March 31, 1997 from $2.4 million for the comparable prior year period, primarily due to the factors described above. Income from operations as a percentage of operating revenue was 14.1% for the three month period ended March 31, 1997, a decrease from 16.8% for the comparable prior year period. The decrease primarily is due to $0.3 million in rent expense associated with the lease of the course acquired in July of 1996.

     Interest Expense, Net. Interest expense, net, increased to $3.8 million for the three months ended March 31, 1997 from $2.5 million for the comparable prior period, an increase of $1.3 million or 48.2%. The increase primarily is a result of a higher level of outstanding debt due to a unit offering by the Company in June of 1996.

     Provision for Income Taxes. The Company recorded a $60,000 provision for income taxes, which reflects the fact that certain subsidiaries generate taxable income in individual states and localities notwithstanding the Company's consolidated loss for financial reporting purposes.

     Net loss. Net loss increased to $1.2 million for the three months ended March 31, 1997 from $0.2 million for the comparable prior year period, primarily due to the factors described above.


  SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

     Operating Revenue. Operating revenue increased to $35.7 million for the six months ended March 31, 1997 from $27.0 million for the comparable prior year period, an increase of $8.7 million or 32.1%. Of this increase, $6.0 million is attributable to operating revenue for the two courses acquired by the Company in June and July of 1996 and $0.7 is attributable to the operating revenue for the course acquired by the Company in February, 1997. The remaining $2.0 million is attributable to increased revenue from the Company's other facilities.

     Year over year comparisons at certain of the Company's private clubs are difficult. During the second half of fiscal 1995 and into fiscal 1996, the Company had established marketing programs to take advantage of the pent-up demand in areas surrounding certain of its private clubs. As a result, while revenues have generally increased at the Company's public and private facilities for the six months ended March 31, 1997 as compared to the six months ended March 31, 1996, initiation fee revenues at certain of the Company's private clubs have decreased.

     Course-level Operating Expenses. Course-level operating expenses, which include costs of golf course operations (e.g., salaries, taxes and utilities), costs of food and beverage sales and costs of pro shop sales increased to $26.0 million for the six months ended March 31, 1997 from $19.1 million for the comparable prior year period, an increase of $6.9 million or 36.3%. Of this increase, $4.8 million is attributable to course-level operating expenses for the two courses acquired by the Company in June and July of 1996 and $0.4 is attributable to course-level operating expenses for the course acquired by the Company in February of 1997. The remaining $1.7 million is attributable to increased course-level operating expenses from the Company's other facilities.

     General and Administrative Expenses. General and administrative expenses primarily consist of corporate salaries and related expenses and legal and accounting fees. General and administrative expenses increased to $1.9 million for the six months ended March 31, 1997 from $1.7 million for the comparable prior year period, an increase of $0.2 million or 11.2%. The increase in expense was related to additional overhead to support the Company's expanded operations during the first quarter of fiscal 1997. General and administrative expenses were relatively constant for the second quarter of fiscal 1997 and 1996. General and administrative expenses as a percentage of operating revenue was 5.4% for the six months ended March 31, 1997, a decrease from 6.4% for the comparable prior year period.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased to $4.5 million for the six months ended March 31, 1997 from $3.5 million for the comparable prior year period, an increase of $1.0 million or 26.7%. Of this increase, approximately $0.3 million is attributable to the inclusion of the two courses acquired in June and July of 1996, and the remainder is due to depreciation and amortization expense on various capital projects completed since March 31, 1996.

     Income from Operations. Income from operations increased to $3.3 million for the six months ended March 31, 1997 from $2.7 million for the comparable prior year period, primarily due to the factors described above. Income from operations as a percentage of operating revenue was 9.2% for the six month period ended March 31, 1997, a decrease from 9.9% for the comparable prior year period. The decrease primarily is due to $0.6 million in rent expense associated with the lease of the course acquired in July of 1996.

     Interest Expense, Net. Interest expense, net, increased to $7.4 million for the six months ended March 31, 1997 from $5.1 million for the comparable prior period, an increase of $2.3 million or 44.1%. The increase primarily is a result of a higher level of outstanding debt due to a unit offering by the Company in June of 1996.

     Provision for Income Taxes. The Company recorded an $83,000 provision for income taxes, which reflects the fact that certain subsidiaries generate taxable income in individual states and localities notwithstanding the Company's consolidated loss for financial reporting purposes.

     Net loss. Net loss increased to $4.2 million for the six months ended March 31, 1997 from $2.5 million for the comparable prior year period, primarily due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary uses of cash are to fund debt service and maintenance capital expenditures at its existing facilities (such as landscaping and purchasing golf cart fleets). The Company also implements one-time upgrade and renovation capital expenditures at their existing facilities in order to enhance their appeal to customers and members and to generate additional revenues and cash flow. Examples of these expenditures are the addition of courses (including nine hole additions) to existing facilities to increase capacity and clubhouse renovations to support increased dues and fees. These expenditures are generally of a non-recurring nature. In addition, the Company implements strategic capital expenditure programs which enable it to reduce course level operating costs and improve the efficiency of operations, such as improving the irrigation system, acquiring more efficient maintenance equipment and other programs which enhance the marketability and/or reduce the operating expenses of existing facilities. As part of its business strategy, the Company will require cash to continue to acquire, lease or manage additional golf courses and the related facilities and to complete any targeted renovations. The Company expended $9.1 million on acquisition-related costs and $4.1 million on capital improvements during the six months ended March 31, 1997. As of March 31, 1997, the Company had approximately $3.6 million of long-term commitments for one-time capital expenditures with respect to a golf facility.

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

     The Company intends to fund these expenditures primarily with operating cash flow and borrowings under its credit facility. The credit facility provides for borrowings of up to $50.0 million, of which $45.0 million is available to fund future acquisitions of golf courses and capital expenditures at such courses and certain capital improvements at existing courses, and $5.0 million of which is available for general working capital purposes. The total borrowing availability under the $45.0 million portion of the credit facility will decrease over the term of the facility beginning September 30, 1998. The credit facility provides that the Company may not make any acquisitions or upgrade capital expenditures when Funded Debt plus certain projected upgrade capital expenditures is greater than 6.5x of Adjusted EBITDA (each as defined in the credit facility), with certain adjustments for notes receivable, reducing over time. This 6.5x Funded Debt to Adjusted EBITDA test is reduced in subsequent years. The credit facility also imposes other limitations on the ability of the Company with respect to borrowings. In addition, as of March 31, 1997, the Company had $1.6 million of cash on hand to meet its working capital and other needs.

     Historically, the Company has financed its operations through borrowings under bank credit facilities and equity contributions by its stockholders. As of March 31, 1997, the Company's stockholders have invested a total of $47.6 million of equity to fund the expansion of the Company and its golf course portfolio.

     For the six month period ended March 31, 1997, net cash used by operating activities was $2.0 million versus $1.2 million in the comparable prior year period. The primary component of this change is the payment of accounts payable balances.

     During the six month period ended March 31, 1997, net cash used in investing activities was $13.2 million versus $4.8 million in the prior comparable period. Expenditures for the six months ended March 31, 1997 consisted of $9.1 million in acquisition-related costs and $4.1 million in capital expenditures.

     During the six month period ended March 31, 1997, net cash provided by financing activities was $10.2 million versus $6.8 million in the prior comparable period. During the six months ended March 31, 1997, the Company borrowed $9.0 million under its acquisition facility and $3.0 under its working capital revolver. During that same period, the Company repaid $1.2 million under its working capital revolver and paid $0.6 million in principal of its other existing obligations. At March 31, 1997, borrowings under the $50 million credit facility totaled $10.8 million.

RECENT DEVELOPMENTS

     In February of 1997, the Company purchased a 36-hole private country club located near Tampa, Florida. Additionally, the Company purchased an 18-hole public golf course located near Atlanta, Georgia in April of 1997 bringing the total number of golf properties in the Company's portfolio to 24.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

               27.1 Financial Data Schedule

     (b)       Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the six month period ended March 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COBBLESTONE HOLDINGS, INC.



     Date:  May 15, 1997            By:  /s/  Stefan C. Karnavas
                                       ----------------------------------
                                       Stefan C. Karnavas
                                       Chief Financial Officer (Duly Authorized
                                       Officer and Principal Financial and
                                       Accounting Officer)