Form 10-K405
period 1997-09-30
COBBLESTONE HOLDINGS INC
filed 1997-12-29
CIK 1017481

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended September 30, 1997

                                       OR

[  ]  TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934  [NO FEE REQUIRED]
       For the Transition Period from _______________ to _______________.

                           COBBLESTONE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                  333-09437               33-0597600
(State or other jurisdiction of    (Commission             (I.R.S. Employer
incorporation or organization)      File Number)           Identification No.)

3702 Via de la Valle, Suite 202
     Del Mar, CA 92014                              (619) 794-2602
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

  As of December 29, 1997, 1,722,449 shares of Cobblestone Holdings, Inc. Common Stock, par value $.01 per share, were outstanding.

                                    PART 1

ITEM 1.  BUSINESS

GENERAL

  Cobblestone Holdings, Inc. ("Cobblestone" or the "Company") is one of the leading golf course owners and operators in the United States, with a current portfolio of twenty-four golf properties including both private country clubs and daily fee (or public) courses. The Company's courses are concentrated in clusters near metropolitan areas primarily in the Sunbelt states (including Arizona, California, Georgia, Florida, Texas and Virginia) which have large golfing populations and attractive climates. This clustering strategy enables the Company to efficiently manage its portfolio of courses and improve the profitability of its courses by sharing many administrative functions and capitalizing on joint marketing opportunities and economies of scale.

  The Company's business consists primarily of operating golf courses and related facilities, with revenue generated from initiation fees and dues, at private country clubs and semi-private courses, greens fees, food and beverage concessions, golf cart rentals, retail merchandise sales, driving range fees and lodging fees. The Company owns eighteen courses, leases four courses (subject to long-term leases in excess of twenty years, including extension options), leases one driving range and pro shop facility and manages one additional course. The Company's portfolio includes ten private country clubs, nine daily fee facilities and five semi-private facilities.

  According to the National Golf Foundation ("NGF"), there are approximately 15,700 golf courses in the United States, which generate approximately $15 billion in annual revenue. The operation of golf courses in the United States is highly fragmented, with less than 5% of golf courses operated by the largest fifteen multi-course management companies. The Company believes that the majority of golf course operators, including real estate developers and municipalities, are generally involved in golf course management because the golf course is an important component of their development or community, but such operators often do not have professional golf course management experience. As a result, owners are often interested in selling the golf facilities to third-party operators such as the Company. These owners frequently place significant emphasis on experience and reputation for quality management in selecting an owner/operator, and the Company believes that its reputation in these areas has provided it with a steady supply of attractive acquisition opportunities.

CORPORATE BACKGROUND

  The Company was incorporated on January 18, 1994, by shareholders of Cobblestone Golf Group, Inc. ("CGGI"). On January 31, 1994, the Company issued shares of its common and preferred stock in exchange for all of the shares of CGGI. CGGI was formed in 1992 by Brentwood Golf Partners, L.P. (the "Partnership"), a partnership organized by Brentwood Associates
("Brentwood"), and James A. Husband. In its five years of operation, CGGI has become one of the leading golf course management companies in the United States. Mr. Husband, the Company's President and Chief Executive Officer, has more than 20 years experience in the golf industry, and prior to joining the Company, had been Chairman and Chief Executive Officer of GolfCorp. (a subsidiary of Club Corporation International), which he founded and built into one of the largest public-course management companies in the United States.

The Company is incorporated in Delaware; its executive offices are located at 3702 Via de la Valle, Suite 202, Del Mar, California, 92014; and its telephone number is (619) 794-2602.

INDUSTRY OVERVIEW

  There are three general types of golf courses: daily fee or public courses, private country clubs and resort courses. Approximately 70% of the courses in the United States are daily fee, or public, courses, and approximately 30% are private country club or resort courses. Daily fee courses derive revenue primarily from greens fees, golf cart rentals, retail (pro shop) sales and food and beverage sales. Because the majority of golf course operating costs are fixed, revenue and operating profit are generally maximized at daily fee courses by generating the maximum number of golf rounds played. Private courses derive revenue primarily from initiation fees, monthly membership dues, guest greens fees and food and beverage sales. Revenue and operating profit are maximized at private courses by maximizing the number of membership sales and the associated monthly dues revenue. In addition, certain semi-private courses offer limited access to the golf facilities to the public in order to maximize revenue.

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

  During the evaluation of a potential acquisition, the Company considers carefully the ease of access to the course, the conditions and appeal of the immediately surrounding land, the proximity of the competition and the climatic conditions which affect both potential revenue as well as the cost of maintaining the course. The population base of the surrounding metropolitan area must be large enough to support both the potential acquisition as well as its competition. If the acquisition candidate is a resort-oriented course, the Company also evaluates the size of and trends in the tourist population. The demographic make-up of the population must be such that a sufficient number and density of golfers are present. In its evaluation of the operating potential of a course, the Company looks for correctable operational deficiencies, potential facility improvements which can be made with a moderate amount of capital investment and which have a high likelihood of enhancing revenue and reducing costs, as well as deficiencies in the course's position and reputation. The competition is evaluated by examining the condition and appeal of the local courses, the position and reputation in the local market, the likely potential clientele, and finally, the price points at which the competition operates. In addition, prior to acquiring a given course, the Company meets with private club members or forms daily fee course focus groups to discuss the potential acquisition and major anticipated changes in order to ensure a smooth transition in ownership.

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


RECENTLY COMPLETED ACQUISITIONS

  The Company recently completed two acquisitions as a part of its ongoing acquisition activities. In February, 1997, the Company acquired Eastlake Woodlands Country Club ("Eastlake") located near Tampa, Florida. Eastlake is a private country club with a 36-hole VonHagge/Devlin-designed course, as well as a clubhouse, food and beverage facilities, pro shop and tennis courts.

  In addition, in April, 1997, the Company acquired The Champions Club of Gwinnett ("The Champions Club") located near Atlanta, Georgia. The Champions Club is a daily fee golf facility with an 18-hole Steve Melnyck-designed course, as well as a clubhouse, food and beverage facilities and pro shop.

  In November, 1997, subsequent to the Company's fiscal year end, it acquired Remington Golf Club ("Remington") located near Orlando, Florida. Remington is a daily fee golf facility with an 18-hole Lloyd Clifton-designed course, as well as a clubhouse, food and beverage facilities and pro shop.


DEBT OFFERINGS AND CREDIT FACILITY

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

  The primary use of proceeds of the Offerings was to repay existing bank debt and accrued interest of $83.9 million, capital leases of $4.2 million, other long term debt of $2.4 million, financing fees and closing costs of $6.0 million, and the remainder was used to partially finance the acquisition of Eagle Crest Golf Club purchased in June, 1996. In addition, the Company obtained a new $50 million bank facility (the "New Credit Facility") consisting of a $45 million revolver for future acquisitions and capital projects and a $5 million working capital facility.

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


EMPLOYEES

  As of September 30, 1997, the Company employed approximately 1,977 persons. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.


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

  General. The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the Company's golf course personnel receive the federal minimum wage, and increases in the minimum wage would increase the Company's labor costs. In November 1996, an initiative passed to raise the minimum wage in California to $5.00 per hour effective March 1, 1997, and to $5.75 per hour effective March 1, 1998. Also, the Federal minimum wage increased from $4.25 per hour to $4.75 per hour on October 1, 1996, and again to $5.15 per hour on September 1, 1997. Employers must pay the higher of the Federal or State minimum wage. The Company will attempt to offset increases in the minimum wage through pricing and other cost control efforts; however, there can be no assurance that the Company will be able to pass such additional costs on to its customers and members. In addition, the Company is subject to certain state "dram-shop" laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. The Company is also subject to the Americans with

Disabilities Act of 1990, which, among other things, may require certain minor renovations to various clubhouses at the Company's properties to meet federally mandated access and use requirements. The cost of these renovations is not expected to be material to the Company. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.


ITEM 2.  PROPERTIES

  The following tables set forth certain information regarding the Company's 24 golf properties:

  Market and Design

                                                                          TYPE OF
    COURSE NAME                                        LOCATION          OPERATION    TYPE OF COURSE
-------------------                               -----------------      ---------    --------------
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

   Dallas-Houston Courses
 Pecan Grove Plantation C.C.                      Richmond, TX            Owned     27 Hole private
 Sweetwater C.C.                                  Sugar Land, TX         Leased     36 Hole private

   South-East Courses
 Brandermill C.C.                                 Richmond, VA            Owned     18 Hole private
 Eastlake Woodlands C.C.                          Oldsmar, FL             Owned     36 Hole private
 The Champions Club of Gwinnett                   Snellville, GA          Owned     18 Hole public

------------------------------------
(1) The Company operates a driving range, pro shop and golf cart rental facility in connection with an 18-hole public course operated by the City of San Diego.

(2) The Company owns a tennis facility (the World of Tennis) and a golf practice and instruction facility (the Academy of Golf) which are components of these Austin facilities.

 Facilities and Services

                                         DRIVING                        FOOD &                                         FITNESS
             COURSE NAME                  RANGE    CARTS   CLUBHOUSE   BEVERAGE   PRO SHOP   POOL   TENNIS   LODGING   CENTER
--------------------------------------   -------   -----   ---------   --------   --------   ----   ------   -------   -------
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

   Texas-Houston Courses
 Pecan Grove Plantation C.C.,              Yes      Yes       Yes        Yes        Yes      Yes     Yes                 Yes
 Sweetwater C.C.                           Yes      Yes       Yes        Yes        Yes      Yes     Yes                 Yes

   South-East Courses
 Brandermill C.C.                          Yes      Yes       Yes        Yes        Yes      Yes     Yes
 Eastlake Woodlands C.C.                   Yes      Yes       Yes        Yes        Yes      Yes     Yes
 The Champions Club of Gwinnett            Yes      Yes       Yes        Yes        Yes

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no established trading market for the Company's common stock. As of December 29, 1997, there were 32 record owners of the Company's common stock.

  All of the Common Stock of each of the Company's subsidiaries is owned by the Company or a single subsidiary of the Company except (i) Cobblestone Texas, Inc., Bellows Golf Group, Inc. and Whispering Palms Country Club Joint Venture each have two record owners; (ii) Ocean Vista Land Company has 23 record owners; and (iii) Golf Course Inns of America, Inc. has 4 record owners. There is no established trading market for such common stock.

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


             [The remainder of this page intentionally left blank]

ITEM 6.  SELECTED FINANCIAL DATA

  The consolidated financial data set forth below for each of the years in the five-year period ended September 30, 1997, are derived from the consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and the notes thereto included herein.

                                                                             Year Ended
                                                                            September 30,
                                                      ---------------------------------------------------------
                                                        1997        1996        1995        1994        1993
                                                      ---------   ---------   ---------   ---------   ---------
Statement of Operations Data(1):
(dollars in thousands)
Operating revenues  ..................................$ 81,941    $ 62,123    $ 49,863    $ 24,893    $  6,507
Course-level operating expenses(2)  ..................  58,787      43,398      34,427      16,818       4,184
General and administrative expenses  .................   4,029       3,450       2,517       1,997       1,620
Depreciation and amortization expense  ...............   8,909       7,534       6,145       3,469         825
                                                      --------    --------    --------    --------    --------
Income (loss) from operations   ......................  10,216       7,741       6,774       2,609        (122)
Interest expense, net  ............................... (15,273)    (11,691)     (8,019)     (3,515)       (530)
Gain on insurance settlement  ........................      --         738         747          --          --
Minority interest  ...................................      --          --          --          --        (195)
                                                      --------    --------    --------    --------    --------
Loss before income taxes and extraordinary item  .....  (5,057)     (3,212)       (498)       (906)       (847)
Provision for income taxes  ..........................      49         209         208          72           6
                                                      --------    --------    --------    --------    --------
Loss before extraordinary item  ......................  (5,106)     (3,421)       (706)       (978)       (853)
Extraordinary item  ..................................      --      (3,520)         --        (428)         --
                                                      --------    --------    --------    --------    --------
Net loss  ............................................$ (5,106)   $ (6,941)   $   (706)   $ (1,406)   $   (853)
                                                      ========    ========    ========    ========    ========

Other Operating Data:
(dollars in thousands)
EBITDA(3)  ...........................................$ 19,125    $ 15,275    $ 12,919    $  6,078    $    703
Net cash provided by operating activities  ...........   6,890       7,276       2,294       1,883         154
Net cash used in investing activities  ............... (23,309)    (13,428)    (57,020)    (32,970)    (25,454)
Net cash provided by financing activities  ...........  13,359      11,910      54,247      31,027      26,659
Number of golf properties(4)  ........................      24          22          19          12           7

                                                                         At September 30,
                                                      ------------------------------------------------------
                                                        1997        1996        1995       1994       1993
                                                      ---------   ---------   --------   --------   --------
Balance Sheet Data:
(dollars in thousands)
Cash  ................................................$  3,519    $  6,579    $    821   $ 1,299    $ 1,359
Total assets  ........................................ 182,270     168,498     146,990    86,097     46,258
Total long-term debt and capital leases  ............. 129,333     109,459      86,918    45,301     14,412
Total liabilities  ................................... 149,635     130,757     103,620    54,636     19,885
Total redeemable preferred stock  ....................  42,241      42,241      42,241    33,611     27,121
Total stockholder's equity (net capital deficiency)...  (9,606)     (4,500)      1,129    (2,150)      (748)

(Footnotes appear on the following page)

(1) The Company acquired or leased two courses in fiscal 1997, two in fiscal 1996, seven in fiscal 1995, five in fiscal 1994 and an additional seven in fiscal 1993. The Company also entered into a management contract to operate one course in fiscal 1996. The Company's results of operations include the results of acquired courses from their dates of acquisition and not for any periods prior to acquisition. As a result, the Company's historical results of operations for any particular period do not generally represent the full revenue and cash flow generating capability of its golf course portfolio as of the end of such period. The Company's results of operations for the year ended September 30, 1997, include the results of one course for seven months, one course for six months and 22 courses for the full year.
(2) Course-level operating expenses include cost of golf course operations (e.g., salaries, taxes, utilities), cost of food and beverages and cost of pro shop sales.
(3) EBITDA represents net income before interest expense, income taxes, extraordinary item, gain on insurance settlement, minority interest and non-cash charges of depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA should not be considered as an alternative to net income as a measure of the Company's operating results or to operating cash flow as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Private Membership Clubs; Accounting Treatment of Initiation Fees."
(4) Of such twenty-four properties at September 30, 1997, eighteen courses were owned by the Company, four courses were operated under long-term leases, one driving range/pro shop facility was leased and one course was managed by the Company pursuant to a management contract.

             [The remainder of this page intentionally left blank]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company's business consists primarily of operating golf courses and related facilities, with revenue generated from initiation fees, membership dues, green fees, food and beverage concessions, golf cart rentals, retail merchandise sales, driving range fees and lodging fees. The Company owns and operates eighteen courses, leases four courses (subject to long-term leases in excess of twenty years, including extension options), leases one driving range and pro shop facility and manages one additional facility. The Company's portfolio includes ten private country clubs, nine public facilities and five semi-private facilities.

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

  The Company has designed its membership programs to maximize the long-term profitability of its clubs. A key component of this strategy is structuring the initiation fee to have a club's members make a meaningful investment in the club. As a result, at certain of the Company's private clubs, the Company has designed a program under which a new member generally will make an initial deposit of 50% of the initiation fee upon joining a club, with the remaining balance to be paid in equal monthly installments generally over a period of three to five years pursuant to a note secured by the membership.

  The Company recognizes as revenue the amount of the deposit plus the amount of the note, less a provision for doubtful accounts at the time the membership is sold. These promissory notes generally do not bear market interest rates and are recorded at net present value using the effective interest method. The Company periodically reviews the collectibility of these receivables and provides an appropriate allowance for credit losses. As a result, as of September 30, 1997, the Company has estimated a reserve of $0.8 million for possible future bad debts. For fiscal 1997, non-cash initiation fees constituted approximately $0.5 million 0.6% of revenues.

SOURCES OF REVENUE

  The following summarizes the primary components of the Company's revenue:

 GOLF REVENUES

  Membership Dues. The Company's private country clubs generate a significant percentage of their revenue from the collection of monthly membership dues from the members. These monthly membership dues (which vary by facility) generally represent a stable and predictable source of income because they are independent of golf course (or other facilities) utilization, do not vary seasonally and are derived from a loyal customer base. The Company typically offers several different memberships, including golf and non-golf programs. For fiscal 1997, the Company had $23.3 million in revenue from membership dues, representing approximately 28% of total fiscal 1997 revenue.

  Initiation Fees. The Company also generates a significant percentage of its revenue from initiation fees received from new members. For fiscal 1997, the Company had $10.8 million in revenue from initiation fees, representing approximately 13% of total fiscal 1997 revenue. See "Private Membership Clubs; Accounting Treatment of Initiation Fees."

  Daily Greens Fees. The Company derives revenue at daily fee courses, semi-private and private clubs (guest greens fees) from the payment of daily greens fees. At daily fee courses, these fees range from $11 to $100. At those private courses where a daily fee is required, the fee ranges from $30 to $105. For fiscal 1997, the Company had $14.3 million in revenue from greens fees, representing approximately 17% of total fiscal 1997 revenue.

  Golf Cart Rentals. At all of the Company's golf courses, golf carts are available for rent for fees ranging from $9 to $15. For fiscal 1997, the Company had $8.8 million in revenue from golf cart rentals, representing approximately 11% of total fiscal 1997 revenue.

  Driving Range Fees. The Company operates a driving range at 21 of its golf facilities. For fiscal 1997, the Company had $1.9 million in revenue from driving range fees, representing approximately 2% of total fiscal 1997 revenue.

 NON-GOLF RELATED REVENUES

  Food and Beverage Sales. The Company's golf facilities offer food and beverage concessions (ranging from snack bars to dining rooms, catering and meeting and banquet facilities). For fiscal 1997, the Company had $13.1 million in revenue from food and beverage sales, representing approximately 16% of total fiscal 1997 revenue. Gross operating margin from food and beverage sales was 67% for fiscal 1997. The Company has no plans to make significant changes to its food and beverage operations.

  Pro Shop Sales. At each of the Company's golf courses, the Company operates a retail pro shop. For fiscal 1997, the Company had $6.2 million in revenue from pro shop sales, representing approximately 8% of total fiscal 1997 revenue. Gross operating margin from pro shop sales was 26% for fiscal 1997. The Company has no plans to make significant changes to its pro shop operations.

  Lodging Fees. The Company operates an 89-room lodge at Morgan Run Resort and Club and a four-room lodge at Stonebridge Country Club (located in McKinney, TX). For fiscal 1997, the Company had $1.8 million in revenue from lodging fees, representing approximately 2% of total fiscal 1997 revenue. Gross operating margin from lodging fees was 43% for fiscal 1997. The Company does not intend to pursue additional lodging facility acquisitions unless they are in conjunction with golf course facility acquisitions.

RESULTS OF OPERATIONS

 Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

  Operating Revenue. Operating revenue increased to $81.9 million in fiscal 1997 from $62.1 million in fiscal 1996, an increase of $19.8 million or 31.9%. Of this increase, $4.7 million is attributable to operating revenue for the two courses acquired by the Company in fiscal 1997. Operating revenue attributable to courses acquired in fiscal 1996 but owned for all of fiscal 1997 accounted for $10.3 million of this increase. The remaining $4.8 million is attributable to increased revenue from the Company's other facilities.

  Course-level Operating Expenses. Course-level operating expenses, which include costs of golf course operations (e.g., salaries, taxes and utilities), costs of food and beverage sales and costs of pro shop sales increased to $58.8 million in fiscal 1997 from $43.4 million in fiscal 1996, an increase of $15.4 million or 35.5%. Of this increase, $1.1 million is attributable to additional operating lease expense related to Carmel Mountain Ranch Country Club and Sweetwater Country Club. Of the remainder, $3.5 million is attributable to course-level operating expenses from courses acquired by the Company in fiscal 1997 and course-level operating expenses (before operating lease expense) attributable to courses acquired in fiscal 1996 but owned for all of fiscal 1997 accounted for $6.9 million of this increase. The remaining $3.9 million is attributable to increased operating expenses at the Company's other facilities.

  General and Administrative Expenses. General and administrative expenses primarily consist of corporate salaries and related expenses and legal and accounting fees. General and administrative expenses increased to $4.0 million in fiscal 1997 from $3.4 million in fiscal 1996, an increase of $0.6 million or 16.8%. The increase in expense was related to expanded membership marketing efforts and additional overhead to support the Company's expanded operations. General and administrative expenses as a percentage of operating revenue was 4.9% in fiscal 1997, a decrease from 5.6% in fiscal 1996.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased to $8.9 million in fiscal 1997 from $7.5 million in fiscal 1996, an increase of $1.4 million or 18.3%. Of this increase, $0.5 million is attributable to depreciation and amortization expense from courses acquired by the Company in fiscal 1997 and depreciation and amortization expense attributable to courses acquired in fiscal 1996 but owned for all of fiscal 1997 accounted for $0.5 million of this increase. The remainder is due to depreciation and amortization expense on various capital projects completed during fiscal 1997.

  Income from Operations. Income from operations increased to $10.2 million in fiscal 1997 from $7.7 million in fiscal 1996, primarily due to the factors described above. Income from operations as a percentage of operating revenue was 12.5% in fiscal 1997 and 1996.

  Interest Expense, Net. Interest expense, net, increased to $15.3 million in fiscal 1997 from $11.7 million in fiscal 1996, an increase of $3.6 million or 30.6%, due to the additional debt incurred as a result of the Offerings and to the increase in the level of outstanding debt incurred to finance additional acquisitions.

  Provision for Income Taxes. The Company recorded a $49,000 provision for income taxes, which reflects the fact that certain subsidiaries generate taxable income in individual states and localities notwithstanding the Company's consolidated loss for financial reporting purposes.

  Net loss. Net loss decreased to $5.1 million in fiscal 1997 from $6.9 million in fiscal 1996. In addition to the factors discussed above, in fiscal 1996, the Company recorded an extraordinary loss of $3.5 million from the write-off of previously deferred debt issuance costs related to the debt that was paid off in June, 1996.

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

  General and Administrative Expenses. General and administrative expenses primarily consist of corporate salaries and related expenses and legal and accounting fees. General and administrative expenses increased to $3.4 million in fiscal 1996 from $2.5 million in fiscal 1995, an increase of $0.9 million or 37.0%. The increase in expense was related to additional overhead to support the Company's expanded operations. General and administrative expenses as a percentage of operating revenue was 5.6% in fiscal 1996, an increase from 5.0% in fiscal 1995.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased to $7.5 million in fiscal 1996 from $6.1 million in fiscal 1995, an increase of $1.4 million or 22.6%. Of this increase, approximately $1.0 million is attributable to the inclusion of the seven courses acquired during fiscal 1995 for a full year.

  Income from Operations. Income from operations increased to $7.7 million in fiscal 1996 from $6.8 million in fiscal 1995, primarily due to the factors described above. Income from operations as a percentage of operating revenue was 12.5% in fiscal 1996, a decrease from 13.6% in fiscal 1995. This decrease is primarily attributable to additional operating lease expense related to Carmel Mountain Ranch Country Club and Sweetwater Country Club totaling over $0.6 million.

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

  Net loss. Net loss increased to $6.9 million in fiscal 1996 from $0.7 million in fiscal 1995, primarily due to an extraordinary loss of $3.5 million from the write-off of previously deferred debt issuance costs related to the debt that was paid off in June of 1996 and to increased interest expense, net, as described above. In fiscal 1996, the Company finalized its insurance claim associated with a fire at Pecan Grove C.C., which occurred during fiscal 1995, and recognized a $0.7 million gain on insurance settlement.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary uses of cash are to fund debt service and maintenance capital expenditures at its existing facilities (such as landscaping and purchasing golf cart fleets). The Company also implements one-time upgrade and renovation capital expenditures at its existing facilities in order to enhance its appeal to customers and members and to generate additional revenues and cash flow. Examples of these expenditures are the addition of courses (including nine hole additions) to existing facilities to increase capacity and clubhouse renovations to support increased dues and fees. These expenditures are generally of a non-recurring nature. In addition, the Company implements strategic capital expenditure programs which enable it to reduce course level operating costs and improve the efficiency of operations, such as improving the irrigation system, acquiring more efficient maintenance equipment and other programs which enhance the marketability and/or reduce the operating expenses of existing facilities. As part of its business strategy, the Company will require cash to continue to acquire, lease or manage additional golf courses and the related facilities and to complete any targeted renovations. The Company expended $15.0 million and $8.3 million on acquisitions and capital improvements, respectively, during the year ended September 30, 1997. As of September 30, 1997, the Company had approximately $3.6 million of long-term commitments for one-time capital expenditures with respect to a golf facility.

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

  The Company intends to fund these expenditures primarily with operating cash flow and borrowings under the New Credit Facility. The New Credit Facility provides for borrowings of up to $50.0 million, of which $45.0 million is available to fund future acquisitions of golf courses and capital expenditures at such courses and certain capital improvements at existing courses, and $5.0 million of which is available for general working capital purposes. The total borrowing availability under the $45.0 million portion of the New Credit Facility will decrease over the term of the facility beginning September 30, 1998. The New Credit Facility provides that the Company may not make any acquisitions or upgrade capital expenditures when Funded Debt plus certain projected upgrade capital expenditures is greater than 6.5x of Adjusted EBITDA (each as defined in the New Credit Facility), with certain adjustments for notes receivable, reducing over time. The maximum Funded Debt to Adjusted EBITDA Ratio was 5.75x at September 30, 1997. The New Credit Facility also imposes other limitations on the ability of the Company with respect to borrowings. As of September 30, 1997, the Company had $14.7 million outstanding under the New Credit Facility related to acquisitions of golf course facilities. In addition, as of September 30, 1997, the Company had $3.5 million of cash on hand to meet its working capital and other needs.

  Historically, the Company has financed its operations through borrowings under bank credit facilities and equity contributions by its stockholders. As of September 30, 1997, the Company's stockholders have invested a total of $47.6 million to fund the expansion of the Company and its golf course portfolio.

  The Company generated $6.9 million, $7.3 million and $2.3 million of cash from operations in fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, the largest non-cash charges were depreciation and amortization and interest expense on zero-coupon notes. In addition, decreases in accounts payable, accrued liabilities and deferred revenue resulted in a $1.6 million use of cash from operating activities in fiscal 1997. In fiscal 1996, the largest non-cash charges were depreciation and amortization and the loss on the Company's early retirement of debt obligations. In addition, changes in notes and accounts receivable resulted in a $1.8 million use of funds and increases in accounts payable, accrued liabilities and deferred revenue contributed $4.3 million to cash provided by operations in fiscal 1996. During fiscal 1995, changes in notes receivable and accounts receivable resulted in a $5.2 million use of funds. Approximately $4.2 million was attributable to increases in notes receivable, and the remainder was due to increases in accounts receivable.

  During the year ended September 30, 1997, 1996 and 1995, net cash used in investing activities was $23.3 million, $13.4 million and $57.0 million, respectively. During fiscal 1997, the Company had $15.0 million in acquisition expenditures related to the acquisition of Eastlake Woodlands C. C. and The Champions Club at Gwinnett C. C. During fiscal 1996, the Company had $6.4 million in acquisition expenditures primarily related to Eagle Crest Golf Club. The acquisition was primarily funded with proceeds from the Offerings. In fiscal 1995, the Company expended $41.2 million on the acquisition of seven facilities. In addition, the Company expended $8.3 million, $8.2 million and $17.7 million in fiscal 1997, 1996 and 1995, respectively, primarily for one-time upgrades at courses designed to generate increased revenues and cash flows.

  During the year ended September 30, 1997, 1996 and 1995, net cash provided by financing activities was $13.4 million, $11.9 million and $54.2 million, respectively. During fiscal 1997, the Company made draws totaling $20.7 million and repayments of $6.0 million on the New Credit Facility. During fiscal 1996, the Company used $96.2 million of the $108.6 million in proceeds from long term debt and equity investments primarily to pay-off its bank revolver and pay financing fees associated with the New Credit Facility and the Offerings. The Company relied upon bank borrowings of $37.6 million to finance its expansion in fiscal 1995. A private placement of equity securities in March 1995 contributed $8.6 million in proceeds in fiscal 1995. The Company also relies upon capital leases when consistent with its financing objectives.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  See Index to Consolidated Financial Statements and Schedules on page 28.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The following table sets forth the names, ages and a brief account of the business experience of each person who is a director or executive officer of the Company.

          NAME               AGE                                POSITION
James A. Husband  .......... 47     Director, President and Chief Executive Officer

Stefan C. Karnavas  ........ 34     Vice President, Chief Financial Officer, Treasurer and Secretary

Gary L. Dee  ............... 49     Vice President, Operations

Andrew Crosson  ............ 37     Vice President, Acquisitions

Norman R. Goodmanson  ...... 48     Vice President, Development

Robert S. West, Jr.   ...... 54     Vice President, Golf Operations

William D. Keogh............ 40     Vice President, Corporate Development

Terri L. Colachis........... 32     Vice President, Marketing and Communications

Frederick J. Warren  ....... 58     Director

David H. Wong  ............. 33     Director

P.L. Davies III  ........... 35     Director

Martin R. Reid  ............ 54     Director

John M. Sullivan  .......... 62     Director

Doug Pearson................ 39     Director

Thomas E. Davin............. 39     Director

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

  NORMAN R. GOODMANSON has served as Vice President, Development of the Company since June 1993. Mr. Goodmanson has over 25 years of experience in the golf course industry. From January 1988 to June 1993, Mr. Goodmanson served as Vice President of Development at CCA GolfCorp.

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

  WILLIAM D. KEOGH has served as Vice President, Corporate Development since October, 1996. From October 1992 to October 1996, Mr. Keogh was President of Island Pacific Golf Services and specialized in the acquisition of Golf Properties. Mr. Keogh was Vice President of Trinity Pacific Real Estate Services from November 1988 to October of 1992, which specialized in the purchase, sale, and financing of Institutional Real Estate projects. Prior to his position at Trinity Pacific, Mr. Keogh was Director of Investments for the Faulkner Company from 1984 to 1988 and a member of the Institutional Real Estate Group at Merrill Lynch from 1981 to 1983.

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

  FREDERICK J. WARREN has served as Chairman of the Board of the Company since October 1992. He is presently a general partner of Brentwood Golf Partners, L.P., Brentwood Buyout Management Partners, L.P. and Brentwood Buyout Partners, L.P. and has been with Brentwood since co-founding it in 1972. Mr. Warren has served as a director of Horizon Cellular Telephone Company, L.P., Rental Service Corporation, Tuboscope Vetco International (a provider of oilfield-related inspection and coating services) ("Tuboscope") and Digital Sound Corporation.

  DAVID H. WONG has served as a director of the Company since October 1992. He is presently a general partner of Brentwood Golf Partners, L.P., Brentwood Buyout Management Partners, L.P. and Brentwood Buyout Partners, L.P. Mr. Wong has served as a director of Cardinal Business Media, Inc. ("Cardinal") and Horizon Finance Corporation. Prior to joining Brentwood in July 1989, he attended Stanford Business School from September 1987 to June 1989 and worked in the investment banking division of Dillon, Read & Co., Inc. from August 1985 to August 1987.

  P.L. DAVIES III has served as a director of the Company since February 1995. He is presently Managing Principal of Cambria Group, LLC, a private equity investment firm. From January 1995 to December 1995, Mr. Davies served as a Principal of Fremont Group, Inc. Mr. Davies has also served on the board of Lakeside Corporation. Prior to joining Fremont, Mr. Davies was a Principal at Brentwood from April 1993 to December 1994 and held a variety of positions at Bechtel Group, Inc. from 1987 to 1993.

  MARTIN R. REID has served as director of the Company since January 1994. He is presently Chairman of the Board and Chief Executive Officer of Rental Service Corporation and has held such position since September 1995. From June 1994 to September 1995, Mr. Reid was Chairman of the Board and Chief Executive Officer of Acme Holdings, Inc., which filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on July 13, 1995. Since October 1990, Mr. Reid has been a director of Tuboscope. Mr. Reid has also served as Chief Executive Officer of Tuboscope from May 1991 to October 1993. Mr. Reid has been a General Partner in MDR Associates, a private investment concern, since November 1990. From September 1986 to June 1990, he was Chief Executive Officer of Eastman Christensen Co., a provider of oil and gas drilling systems. Mr. Reid was also Vice Chairman of Eastman Christensen Co. from August 1989 to June 1990. Prior to September 1986, he was Senior Vice President of Operations of Norton Christensen, the predecessor to Eastman Christensen Co.

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

  DOUGLAS R. PEARSON has served as director of the Company since October 1996. He is presently President of Chachies Foods, Inc. (a producer of refrigerated food products). From 1994 to 1996, he was President of River Associates (an investment management firm) and from 1993 to 1994 he was Director of Marketing for Ameritech Cellular. Mr. Pearson held a variety of positions at Procter & Gamble from 1985 to 1993, including Director of Marketing. He holds an MBA from Harvard Business School and a Bachelor of Science in Management for the University of Southern California.

  THOMAS E. DAVIN has served as a director of the Company since June 1997. In June 1997 he was appointed Chief Operating Officer for Taco Bell Corp. Mr. Davin joined Taco Bell Corp. in November 1993 as Vice President and General Manager for the South Central Region. In September 1996, he was named Vice President of Operations. Prior to joining Taco Bell Corp. and since October 1991, Mr. Davin served as Director, Mergers and Acquisitions for PepsiCo. Inc., Purchase, New York.


             [The remainder of this page intentionally left blank]

ITEM 11.  EXECUTIVE COMPENSATION

  The Company does not pay any fees or remuneration to their directors for service on their respective board of directors or any board committee, but the Company reimburses directors for their out-of-pocket expenses incurred in connection with attending meetings of the board. In addition, in connection with becoming a director, each of Messrs. Davies, Reid Sullivan, Pearson and Davin was offered the opportunity to acquire shares (or options to purchase shares) of the Company's capital stock.

  Summary Compensation Table.   The following table provides certain summary
information concerning compensation paid by the Company to or on behalf of the Company's President and Chief Executive Officer and the four other most highly compensated executive officers of the Company who earned more than $100,000 (salary and bonus) for all services rendered in all capacities to the Company during the fiscal year ended September 30, 1997, 1996, and 1995:

                                                            ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                                  -----------------------------------  ----------------------------
                                                  FISCAL                          ALL OTHER                         LTIP
       NAME AND PRINCIPAL POSITION                YEAR     SALARY    BONUS     COMPENSATION(1)    OPTIONS(2)     PAYOUTS(3)
-----------------------------------------         ------   -------  --------   ---------------   -------------   -----------

James A. Husband  ........................1997   $304,233   $127,406        $26,996        $    --        $415,000
 (President and Chief Executive...........1996    233,488    162,674         26,249             --         370,000
 Officer).................................1995    223,144    135,638         21,459             --         370,000

Steven L. Holmes(4)  .....................1997         --         --             --             --              --
 (Vice President, Treasurer,..............1996     83,779     77,640          6,653             --          31,000
  Secretary
 and Chief Financial Officer).............1995    134,601     68,527          9,416             --          74,000

Gary L. Dee  .............................1997    138,404     60,244         13,557         83,000          41,500
 (Vice President/Operations)..............1996    130,696     74,790         11,684             --          37,000
                                          1995    120,556     60,458         10,812             --          37,000

Joseph H. Champ(5)  ......................1997    135,567     56,496         11,397             --          62,250
 (Vice President/Acquisitions)............1996    125,152     77,010         10,454             --          55,000
                                          1995    127,652     65,352          9,898             --          55,500

Robert S. West, Jr.  .....................1997    123,649     43,156          8,787             --          16,600
 (Vice President/Golf Operations).........1996    110,537     61,260          9,712             --          14,800
                                          1995    106,859     55,072          9,428             --          14,800

Stefan C. Karnavas(6)  ...................1997    122,492     23,940          5,144         74,700              --
 (Vice President, Treasurer,..............1996     50,453         --          3,178         33,300              --
  Secretary
 and Chief Financial Officer).............1995         --         --             --             --              --

Norman R. Goodmanson  ....................1997     93,627     35,577          9,005             --          31,125
 (Vice President, Development)............1996     88,261         --          9,023             --          27,750
                                          1995     88,001     44,000          8,695             --          27,750

------------------------------------
(1) Represents car allowance, dollar value of health benefits and 401(k) matching contributions by the Company.
(2) Represents the dollar value of all the options for the purchase of the Company's Common Stock as to which vested in the fiscal year ended.
(3) Represents the dollar value of all the shares of the Company's Common Stock as to which ownership vested in the fiscal year ended.
(4) In April 1996, Mr. Holmes resigned his positions at the Company.
(5)  In August 1997, Mr. Champ resigned his position at the Company.
(6) In April 1996, Mr. Karnavas joined the Company as Vice President, Treasurer, Secretary and Chief Financial Officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information in the following table sets forth, as of September 30, 1997, certain information regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock by: (i) each person who to the knowledge of the Company owns 5% or more of the Company's outstanding voting stock, (ii) each person who is a director or named executive officer of the Company and (iii) all directors and officers of the Company as a group. The following table assumes no other changes in beneficial ownership since September 30, 1997.


                                                                       SERIES A
                                                COMMON STOCK        PREFERRED STOCK    PERCENTAGE     PERCENTAGE
                                             -----------------    -----------------     OF TOTAL        OF ALL
                                             NUMBER OF           NUMBER OF              VOTING       OUTSTANDING
       BENEFICIAL OWNER(1)                     SHARES     %        SHARES       %        POWER          STOCK
       -------------------                   ---------   ----     ---------   -----   -----------   ------------
Brentwood Golf Partners, L.P.(2)  ........... 1,075,081   62.5%   3,928,729   75.3%         72.1%          72.1%
 11150 Santa Monica Blvd.
 Suite 1200
 Los Angeles, California 90025

James A. Husband(3)(4)  .....................   138,648    8.0%      55,106    1.1%          2.8%           2.8%

Stefan C. Karnavas(4)  ......................     6,544      *           --     --             *              *

Gary L. Dee(4)  .............................    17,573    1.0%          --     --             *              *

Norman R. Goodmanson(4)  ....................     9,416      *           --     --             *              *

Robert S. West, Jr.(4)  .....................     4,848      *           --     --             *              *

P.L. Davies III(5)(6)  ......................    24,445    1.4%      80,470    1.5%          1.5%           1.5%

Martin R. Reid(6)  ..........................     5,745      *       12,119      *             *              *

John M. Sullivan(6)  ........................     9,066      *       24,238      *             *              *

The Northwestern Mutual Life Insurance
Company(7)  .................................   116,053    6.7%     424,167    8.1%          7.8%           7.8%
720 E. Wisconsin Avenue
Milwaukee, Wisconsin 53202

HLH Trust(8)  ...............................    81,234    4.7%     296,916    5.7%          5.4%           5.4%
 1800 Grant Building
 Pittsburgh, Pennsylvania 16219

All directors and officers as a group
 (13 persons)(2)  ........................... 1,355,948   78.7%   4,100,662   78.6%         78.2%          78.2%

------------------------------------
(Footnotes appear on the following page)

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


             [The remainder of this page intentionally left blank]

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH BRENTWOOD ASSOCIATES

  Corporate Development and Administrative Services Agreement.   Pursuant to a
Corporate Development and Administrative Services Agreement, dated as of September 30, 1992, as amended, between Brentwood Buyout Partners, L.P.
("BBP") (an affiliate of Brentwood Associates) and the Company (the
"Brentwood Agreement"), BBP has agreed to assist in the corporate development activities of the Company by providing services to the Company, including (i) assistance in analyzing, structuring and negotiating the terms of investments and acquisitions, (ii) researching, identifying, contacting, meeting and negotiating with prospective sources of debt and equity financing, (iii) preparing, coordinating and conducting presentations to prospective sources of debt and equity financing, (iv) assistance in structuring and establishing the terms of debt and equity financing and (v) assistance and advice in connection with the preparation of the Company's financial and operating plans. Pursuant to the Brentwood Agreement, BBP is entitled to receive (i) a service fee in an amount equal to 1% per annum of the aggregate amount of debt and equity investment in the Company of or by BBP or any person or entity associated with BBP, which is payable semi-annually in advance, (ii) financial advisory fees equal to 1.5% of all amounts paid by the Company in connection with any acquisition, payable at the closing of any such acquisition and (iii) reimbursement of its reasonable fees and expenses incurred from time to time (a) in performing the services rendered thereunder and (b) in connection with any investment in, financing of, or sale, distribution or transfer of any interest in the Company by BBP or any person or entity associated with BBP. For the Company's fiscal year ended September 30, 1997, BBP was paid compensation of $592,888 (including reimbursement of fees and expenses) pursuant to the Brentwood Agreement.


TRANSACTIONS WITH JAMES A. HUSBAND

  In connection with the formation of the Company in September 1992, Balboa Park Management Co., Inc. ("Balboa"), a corporation owned by James A. Husband, contributed to the Company the lease of the Balboa Park facility, associated leasehold improvements and other assets, including driving range equipment, golf carts, golf shop inventory and accounts receivable in exchange for (i) 25,292 shares of Series A Preferred Stock of Holdings and (ii) $235,270 in cash. The consideration paid to Balboa in exchange for the lease of the Balboa Park facility and the associated assets acquired from Balboa was determined by the Company and Balboa to represent the fair market value of such lease and assets. The lease of the Balboa facility originally was acquired by Balboa in January 1988 at no initial cost. However, rent is currently payable based upon specified percentages of gross revenue, subject to a minimum rental floor.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements and Schedules to be filed hereunder are indexed on page 28 hereof.

  (b) Reports on Form 8-K

      None.

  (c) List of Exhibits

  A list of exhibits filed with this report on Form 10-K is set forth in the Index to Exhibits on page 50.


             [The remainder of this page intentionally left blank]

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cobblestone Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COBBLESTONE HOLDINGS, INC.


   Date:  December 29, 1997       By: /s/   STEFAN C. KARNAVAS
                                      ------------------------
                                      Stefan C. Karnavas
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         NAME                     TITLE                         DATE
-----------------------      -----------------              ---------------

   *                                                        December 29, 1997
-----------------------
James A. Husband            Chief Executive Officer and
                            Director (Principal Executive
                            Officer)

   *                                                        December 29, 1997
-----------------------
David B. Wong               Director

   *                                                        December 29, 1997
-----------------------
Frederick J. Warren         Director

   *                                                        December 29, 1997
-----------------------
P.L. Davies III             Director

   *                                                        December 29, 1997
-----------------------
Martin R. Reid              Director

   *                                                        December 29, 1997
-----------------------
John M. Sullivan            Director

   *                                                        December 29, 1997
-----------------------
Douglas R. Pearson          Director

   *                                                        December 29, 1997
-----------------------
Thomas E. Davin             Director

 /s/ STEFAN C. KARNAVAS                                     December 29, 1997
-----------------------
Stefan C. Karnavas          Chief Financial Officer (Principal
                            Financial and Accounting
                            Officer)

*Power of Attorney by

 /s/   STEFAN C. KARNAVAS
----------------------------
Stefan C. Karnavas
Chief Financial Officer (Principal
Financial and Accounting Officer)

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


             [The remainder of this page intentionally left blank]

                           COBBLESTONE HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AND SCHEDULES


                                                                                                                          Page
                                                                                                                         ------
  Report of Ernst & Young LLP, Independent Auditors  .....................................................................  29
  Consolidated Balance Sheets--September 30, 1997 and 1996  ..............................................................  30
  Consolidated Statements of Operations--for the years ended September 30, 1997, 1996 and 1995  ..........................  31
  Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)--for the years ended
     September 30, 1997, 1996 and 1995  ..................................................................................  32
  Consolidated Statements of Cash Flows--for the years ended September 30, 1997, 1996 and 1995  ..........................  33
  Notes to Consolidated Financial Statements--September 30, 1997  ........................................................  34


FINANCIAL STATEMENT SCHEDULE
----------------------------
 Schedule I --Condensed Financial Information of Registrant  .............................................................. 45
 Schedule II--Valuation and Qualifying Accounts  .......................................................................... 49

  All other Schedules for which provision is made in the applicable accepting regulation of the Securities and Exchange Commission are omitted because such schedules are not required under the related instructions, are inapplicable, or the required information is given in the financial statements.


             [The remainder of this page intentionally left blank]

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Cobblestone Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Cobblestone Holdings, Inc. as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cobblestone Holdings, Inc. at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                    /s/ ERNST & YOUNG LLP

San Diego, California
December 1, 1997

                          COBBLESTONE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                                  SEPTEMBER 30,
                                                                                          -----------------------------
                                                                                              1997            1996
                                                                                          -------------   -------------
ASSETS
Current assets:
 Cash and cash equivalents  ...........................................................   $  3,519,133    $  6,578,946
 Accounts receivable, net of allowance for doubtful accounts of $333,000 and
  $175,000 at September 30, 1997 and 1996, respectively  ..............................      3,067,347       2,868,190
 Current portion of notes receivable, net  ............................................      2,108,796       1,729,875
 Inventory ............................................................................      2,450,328       2,202,481
 Prepaid expenses and other current assets  ...........................................      1,238,616       1,170,884
                                                                                          ------------    ------------
    Total current assets  .............................................................     12,384,220      14,550,376
Property, equipment and leasehold interests, net  .....................................    156,228,507     139,541,003
Notes receivable, net  ................................................................      3,964,691       3,889,857
Intangible assets, net of accumulated amortization of $1,489,000 and $1,202,000 at
 September 30, 1997 and 1996, respectively  ...........................................      3,611,199       3,898,185
Other assets, net  ....................................................................      6,081,103       6,618,684
                                                                                          ------------    ------------
                                                                                          $182,269,720    $168,498,105
                                                                                          ============    ============
LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
 Accounts payable  ....................................................................   $  3,502,231    $  4,101,736
 Accrued payroll and related expenses  ................................................      2,522,130       2,091,719
 Accrued interest expense  ............................................................      2,830,562       2,683,332
 Accrued property taxes  ..............................................................      1,576,078       1,364,891
 Deferred revenue  ....................................................................      1,666,970       1,460,028
 Current portion of long-term debt and capital lease obligations  .....................      1,171,123         738,981
 Current portion of deferred purchase price  ..........................................        205,353         387,792
 Income taxes payable  ................................................................         49,000          94,431
 Other current liabilities  ...........................................................        529,823       1,394,352
                                                                                          ------------    ------------
    Total current liabilities  ........................................................     14,053,270      14,317,262
Long-term debt and capital lease obligations  .........................................    128,162,096     108,494,952
Note payable to stockholder/officer  ..................................................        232,467         224,787
Deferred purchase price  ..............................................................        537,797         730,941
Long-term deferred revenue  ...........................................................      2,128,480       2,423,707
Deferred income taxes  ................................................................      4,184,000       4,184,000
Minority interest  ....................................................................        336,543         380,985
Commitments
Redeemable preferred stock, $.01 par value
 Authorized shares--10,000,000
 Issued and outstanding shares--5,220,376 at September 30, 1997 and 1996
 Liquidation preference of $43,075,700  ...............................................     42,241,169      42,241,169
Net capital deficiency:
 Common stock, $.01 par value:
  Authorized shares--5,000,000
 Issued and outstanding shares--1,722,449 at September 30, 1997 and 1996  .............         17,224          17,224
 Paid-in capital  .....................................................................      5,388,983       5,388,983
 Accumulated deficit  .................................................................    (15,012,309)     (9,905,905)
                                                                                          ------------    ------------
Net capital deficiency  ...............................................................     (9,606,102)     (4,499,698)
                                                                                          ------------    ------------
                                                                                          $182,269,720    $168,498,105
                                                                                          ============    ============

                            See accompanying notes.

                           COBBLESTONE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                       ---------------------------------------------------
                                                                            1997              1996              1995
                                                                       ---------------   ---------------   ---------------
Operating revenues:
  Golf revenues  ...................................................     $ 59,345,382      $ 45,155,674       $38,043,441
  Food and beverage revenues  ......................................       13,083,253         9,664,103         7,034,407
  Pro shop sales  ..................................................        6,168,729         4,768,310         3,311,062
  Other  ...........................................................        3,343,445         2,534,833         1,473,869
                                                                         ------------      ------------       -----------
     Total operating revenues  .....................................       81,940,809        62,122,920        49,862,779
Operating expenses:
  Golf course operations  ..........................................       49,928,332        36,925,453        29,591,886
  Cost of food and beverage  .......................................        4,308,308         3,219,126         2,613,295
  Cost of pro shop sales  ..........................................        4,550,672         3,253,771         2,221,330
  General and administrative  ......................................        4,028,725         3,449,686         2,517,423
  Depreciation and amortization  ...................................        8,909,134         7,534,068         6,144,430
                                                                         ------------      ------------       -----------
     Total operating expenses  .....................................       71,725,171        54,382,104        43,088,364
                                                                         ------------      ------------       -----------
Income from operations  ............................................       10,215,638         7,740,816         6,774,415
Interest expense, net  .............................................      (15,273,042)      (11,691,072)       (8,019,072)
Gain on insurance settlement  ......................................               --           738,456           746,845
                                                                         ------------      ------------       -----------
Loss before income taxes and extraordinary item  ...................       (5,057,404)       (3,211,800)         (497,812)
Provision for income taxes  ........................................           49,000           209,000           208,000
                                                                         ------------      ------------       -----------
Loss before extraordinary item  ....................................       (5,106,404)       (3,420,800)         (705,812)
Extraordinary item  ................................................               --        (3,520,402)               --
                                                                         ------------      ------------       -----------
Net loss  ..........................................................     $ (5,106,404)     $ (6,941,202)      $  (705,812)
                                                                         ============      ============       ===========


                            See accompanying notes.

                           COBBLESTONE HOLDINGS, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)




                                                                                                          TOTAL
                                                                                                       STOCKHOLDERS'
                                             COMMON STOCK                                                 EQUITY
                                        ------------------------      PAID-IN         ACCUMULATED      (NET CAPITAL
                                          SHARES        AMOUNT        CAPITAL           DEFICIT         DEFICIENCY)
                                        -----------   ----------   --------------   ---------------   ---------------
Balance at October 1, 1994  ............  1,324,517      $13,245       $   95,845     $ (2,258,891)      $(2,149,801)
 Issuance of common stock for cash  ....    311,932        3,119        3,981,200               --         3,984,319
 Net loss  .............................         --           --               --         (705,812)         (705,812)
                                          ---------      -------       ----------     ------------       -----------
Balance at September 30, 1995  .........  1,636,449       16,364        4,077,045       (2,964,703)        1,128,706
 Issuance of common stock for cash  ....     86,000          860        1,311,938               --         1,312,798
 Net loss  .............................         --           --               --       (6,941,202)       (6,941,202)
                                          ---------      -------       ----------     ------------       -----------
Balance at September 30, 1996  .........  1,722,449       17,224        5,388,983       (9,905,905)       (4,499,698)
 Net loss  .............................         --           --               --       (5,106,404)       (5,106,404)
                                          ---------      -------       ----------     ------------       -----------
Balance at September 30, 1997  .........  1,722,449      $17,224       $5,388,983     $(15,012,309)      $(9,606,102)
                                          =========      =======       ==========     ============       ===========

                            See accompanying notes.

                           COBBLESTONE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                                       ---------------------------------------------

                                                                                           1997            1996            1995
                                                                                       -------------   -------------   -------------

OPERATING ACTIVITIES
Net loss..........................................................................     $ (5,106,404)   $ (6,941,202)   $   (705,812)

Adjustments to reconcile net loss to net cash provided by
 operating activities:
 Depreciation and amortization....................................................        9,680,763       8,619,316       6,728,092
 Interest expense on zero-coupon notes............................................        4,415,256       1,362,396              --
 Gain on insurance settlement.....................................................               --        (738,456)       (746,845)
 Loss on disposal of assets.......................................................               --              --         322,834
 Loss on early extinguishment of debt.............................................               --       3,520,402              --
 Provision for doubtful accounts..................................................         (506,476)       (613,067)      2,125,458
 Changes in assets and liabilities:
  Notes and accounts receivable...................................................          331,540      (1,154,418)     (7,321,947)
  Inventory.......................................................................         (123,328)       (735,027)       (229,801)
  Prepaid expenses and other assets...............................................         (225,465)       (314,864)        (57,476)
  Accounts payable, accrued liabilities and deferred
   revenue........................................................................       (1,576,254)      4,270,790       2,179,909
                                                                                       ------------    ------------    ------------
Net cash provided by operating activities.........................................        6,889,632       7,275,870       2,294,412

INVESTING ACTIVITIES
Acquisitions......................................................................      (14,994,039)     (6,437,796)    (41,245,470)
Additions to property, equipment and leasehold interests..........................       (8,314,601)     (8,179,620)    (17,716,295)
Insurance proceeds................................................................               --       1,189,692       1,941,917
                                                                                       ------------    ------------    ------------
Net cash used in investing activities.............................................      (23,308,640)    (13,427,724)    (57,019,848)

FINANCING ACTIVITIES
Proceeds from long-term debt......................................................       20,726,000     107,262,650      37,560,573
Debt issuance costs and other debt-related costs..................................               --      (6,194,100)     (2,118,618)
Principal payments on long-term debt and capital leases...........................       (6,991,222)    (90,039,889)     (1,219,252)
Payments on deferred purchase price...............................................         (375,583)       (431,267)             --
Proceeds from sale and leaseback..................................................               --              --       7,410,527
Proceeds from issuance of redeemable preferred stock..............................               --              --       8,629,824
Proceeds from issuance of common stock............................................               --       1,312,798       3,984,319
                                                                                       ------------    ------------    ------------
Net cash provided by financing activities.........................................        13,359,195     11,910,192      54,247,373
                                                                                       ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents..............................        (3,059,813)     5,758,338        (478,063)
Cash and cash equivalents at beginning of year....................................         6,578,946        820,608       1,298,671
                                                                                        ------------   ------------    ------------
Cash and cash equivalents at end of year..........................................     $   3,519,133   $  6,578,946    $    820,608
                                                                                       =============   ============    ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest.........................................................................     $   9,915,994   $  7,583,613     $ 6,464,811
                                                                                       =============   ============     ===========
 Income taxes.....................................................................     $     179,990   $  1,235,810     $    48,417
                                                                                       =============   ============     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases entered into.......................................................     $   1,928,108   $  4,192,424     $ 2,395,859
                                                                                       =============   ============     ===========

        See accompanying notes

                           COBBLESTONE HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

  Cobblestone Holdings, Inc. (the "Company"), a Delaware corporation, was incorporated on January 18, 1994. The Company, through its wholly-owned subsidiary, Cobblestone Golf Group, Inc. (CGGI), owns and operates golf courses in the United States, with a current portfolio of 24 golf properties including private country clubs, semi-private clubs and public (or daily fee) courses. The Company's courses are concentrated in clusters near metropolitan areas primarily in the Sunbelt states (including Arizona, California, Georgia, Florida, Texas and Virginia) which have large golfing populations and attractive climates.

  The Company's business consists primarily of operating golf courses and related facilities, with revenue generated from membership fees and dues at private country clubs, greens fees, food and beverage services, golf cart rentals, retail merchandise sales, driving range fees and lodging fees. The Company owns eighteen courses, leases four courses (subject to long-term leases in excess of twenty years, including extension options), leases one driving range and pro shop facility and manages one additional course. The Company's portfolio includes ten private country clubs, nine public facilities and five semi-private facilities.


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

 Property, Equipment and Leasehold Interests

  Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which are generally as follows:

     Depreciable land improvements  ......      20 years
     Buildings and improvements  .........      30 years
     Equipment, furniture and fixtures.... 3 to 10 years

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

 Debt Issuance Cost

  Costs associated with the issuance of long-term debt are capitalized and amortized over the term of the related debt using the interest method. Such costs and related accumulated amortization included in other assets totaled $6,627,881 and $1,069,071, respectively, at September 30, 1997 and $6,627,881 and $300,971, respectively, at September 30, 1996.

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


 Impairment of Long-Lived Assets

  Effective October 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 did not have a material effect on the Company's financial position or results of operations.

                           COBBLESTONE HOLDINGS, INC.

 Stock-Based Compensation

  Effective October 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock Based Compensation ("SFAS 123"). SFAS 123 allows companies to either account for stock-based compensation under the new provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has continued accounting for its stock-based compensation in accordance with the provisions of APB 25.


2. ACQUISITIONS

  Since inception, the Company has acquired the property and equipment or leasehold interest in twenty-three golf course facilities in transactions that have been recorded under the purchase method of accounting. Accordingly, the acquired facilities have been reported in the consolidated financial statements of the Company since the date of the respective acquisitions.

  The 1997 acquisitions include: Eastlake Woodlands Country Club acquired in February 1997, and The Champions Club of Gwinnett acquired in April 1997.

  The 1996 acquisitions include: Eagle Crest Golf Club acquired in June, 1996, and Sweetwater Country Club acquired in July 1996. In addition, the Company entered into a management agreement for the Red Hawk Golf Club in October 1996.

  The 1995 acquisitions include: The Ranch Country Club and Stonebridge Country Club acquired in December 1994, Red Mountain Ranch Country Club acquired in January 1995, and The Hills of Lakeway, Live Oak Golf Course, Yaupon Golf Course and Brandermill Country Club acquired in March 1995.

  In conjunction with the purchase of The Hills of Lakeway, the Company is required to pay a deferred purchase price equal to the greater of $4,150 per membership or 25% of Initiation Fees, as defined, collected for the first three hundred memberships sold. The outstanding balance of the deferred purchase price of $743,150 is scheduled to be paid in monthly installments through fiscal 2001.

  A summary of the aggregate acquisition costs and allocation of the purchase price to the assets and liabilities assumed is as follows:

                                                   YEAR ENDED SEPTEMBER 30,
                                           -----------------------------------------
                                               1997          1996           1995
                                           ------------   -----------   ------------
Total acquisition costs:
  Cash paid and acquisition related
   costs.................................   $14,994,039    $6,437,796    $41,245,470
  Long-term debt and assumption of              758,511       342,755      7,379,667
   liabilities...........................   -----------    ----------    -----------
                                            $15,752,550    $6,780,551    $48,625,137
                                            ===========    ==========    ===========
Allocated to assets as follows:
  Current assets  .......................   $   675,280    $   29,182    $   775,622
  Property, equipment and leasehold
   interests  ...........................    15,077,270     6,751,369     47,849,515
                                            -----------    ----------    -----------
                                            $15,752,550    $6,780,551    $48,625,137
                                            ===========    ==========    ===========

                           COBBLESTONE HOLDINGS, INC.

  The following pro forma results for acquisitions consummated through September 30, 1997 assume the acquisitions occurred at the beginning of the fiscal year prior to the year in which the facility was acquired. The unaudited pro forma results have been prepared utilizing the historical financial statements of the Company and the acquired business.


                                         YEAR ENDED SEPTEMBER 30,
                                       -----------------------------
                                           1997            1996
                                       -------------   -------------
                                        (UNAUDITED)     (UNAUDITED)
Operating revenues  .................   $85,268,603     $78,874,940
Loss before extraordinary item  .....    (5,414,816)     (3,614,902)
Net loss  ...........................    (5,414,816)     (7,135,304)

  This pro forma information is not necessarily indicative of the actual results that would have been achieved had the acquisitions occurred at the beginning of the fiscal year prior to the year in which the facility was acquired, nor is it necessarily indicative of future results.

3. NOTES RECEIVABLE

  Notes receivable consists of promissory notes made by golf club members for the payment of initiation fees. The notes carry below market or no interest rates, amortize monthly or annually and generally have a term of three to five years. Management periodically analyzes the collectability of the notes receivable and reserves for the portion that is doubtful of being collected. The notes are secured by the underlying golf club membership and the Company has full recourse against the member. The Company's notes receivable balance was composed of the following:


                                            YEAR ENDED SEPTEMBER 30,
                                           ---------------------------
                                               1997           1996
                                           ------------   ------------
Gross receivables  ......................   $7,804,836    $ 8,282,575
Less allowance for uncollectable
 accounts................................     (781,823)    (1,404,933)
Less valuation allowance for imputed
 interest  ..............................     (949,526)    (1,257,910)
                                            ----------    -----------
                                             6,073,487      5,619,732
Current portion  ........................    2,108,796      1,729,875
                                            ----------    -----------
                                            $3,964,691    $ 3,889,857
                                            ==========    ===========

                           COBBLESTONE HOLDINGS, INC.

4. PROPERTY, EQUIPMENT AND LEASEHOLD INTERESTS

  Property, equipment and leasehold interests consist of the following:

                                                                                                    SEPTEMBER 30,
                                                                                            -----------------------------
                                                                                                1997            1996
                                                                                            -------------   -------------

Land  ..............................................................................        $ 17,291,637    $ 15,161,226
Land improvements  .................................................................          97,476,310      85,110,308
Buildings and improvements  ........................................................          35,546,584      31,968,131
Equipment, furniture and fixtures  .................................................          23,353,353      18,724,101
Leasehold interests  ...............................................................           3,230,266       3,230,266
Golf course facility construction in progress  .....................................           3,110,498         494,637
                                                                                            ------------    ------------
                                                                                             180,008,648     154,688,669
Less accumulated depreciation and amortization  ....................................         (23,780,141)    (15,147,666)
                                                                                            ------------    ------------
Property, equipment and leasehold interests, net  ..................................        $156,228,507    $139,541,003
                                                                                            ============    ============

  Land improvements include $27,134,837 and $24,095,050 at September 30, 1997 and 1996, respectively, of nondepreciable golf course improvements consisting of tees, fairways, roughs, trees, greens, bunkers and sandtraps.


5. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                                                   SEPTEMBER 30,
                                                                                            ---------------------------
                                                                                                1997           1996
                                                                                            ------------   ------------
8% note payable, due monthly through 2007  ..............................................   $    265,699   $    282,594
Variable rate note payable, effective interest rate 10.509%, due monthly, secured by the assets of The Vineyard at
 Escondido  .............................................................................      5,675,100      5,780,976
10% imputed interest note payable January 2000  .........................................        198,164        179,380
11 1/2% Series B Senior Notes due 2003...................................................     70,000,000     70,000,000
13 1/2% Series B Senior Zero-Coupon Notes ($86,000,000 principal balance) due 2004  .....     34,740,302     30,325,046
Bank revolver  ..........................................................................     14,726,000             --
Capital lease obligations, due at various dates through 2002  ...........................      3,727,954      2,665,937
                                                                                            ------------   ------------
                                                                                             129,333,219    109,233,933
Less current portion  ...................................................................      1,171,123        738,981
                                                                                            ------------   ------------
                                                                                            $128,162,096   $108,494,952
                                                                                            ============   ============

                           COBBLESTONE HOLDINGS, INC.

  On June 4, 1996, the Company and CGGI completed two contemporaneous high yield bond offerings (the "Offerings") totaling approximately $100 million. CGGI offered $70 million aggregate principal amount 11 1/2% senior notes due 2003 (the "Senior Notes"). The Senior Notes are senior unsecured general obligations of CGGI and rank pari passu in right of payment to all other senior indebtedness of CGGI. The Company offered 86,000 Units (the "Unit Offering"), each consisting of $1,000 principal amount at maturity of 13 1/2% senior zero-coupon notes due 2004 and one share of common stock, par $.01 per share, of the Company. The Zero-Coupon Notes are senior unsecured general obligations of the Company and rank pari passu in right of payment to all other senior indebtedness of the Company. The net proceeds of the Unit Offering were $28.1 million and were contributed as equity to CGGI.

  Concurrent with the Offerings, the Company repaid a bank term loan and a bank revolving credit agreement of $77.4 million and $4.6 million, respectively, and repaid obligations under capital leases totaling $4.2 million. The Company also paid a promissory note related to the acquisition of two adjacent golf course facilities which had a balance of $2.8 million at June 4, 1996, which resulted in a gain on early retirement of debt of $0.4 million. This gain and a $3.9 million write-off of unamortized loan fees related to the bank term loan and bank revolving credit agreement have been recorded as extraordinary items in the consolidated statement of operations.

  In addition, on June 4, 1996, the Company and CGGI obtained a new $50 million bank facility (the "New Credit Facility"), consisting of a $45 million bank revolver for future acquisitions and capital projects and a six year $5 million working capital facility to fund short term operating needs. At September 30, 1997, availability under the acquisition revolver and working capital facility was $30,274,000 and $5,000,000, respectively. The New Credit Facility is secured by substantially all of CGGI's assets, including the capital stock of CGGI and its existing and future subsidiaries, and is guaranteed by the Company.

  The New Credit Facility provides that borrowings bear interest, which is payable quarterly, at the Eurodollar rate or a Floating Rate, as defined, plus a fluctuating percentage based upon certain financial ratios (7.962% at September 30, 1997) and requires a non-use fee on the unused portion equal to 1/2% per annum. The bank revolver provides that borrowings are payable based on certain specified percentages in quarterly installments commencing September, 1998 and ending March 2002. At the end of six years, the working capital facility expires and any outstanding unpaid principal is payable in full.

  The New Credit Facility requires mandatory reductions or prepayments of principal as a result of certain events, provides for voluntary prepayments and contains numerous covenants which, among other things, require the Company to maintain defined leverage and interest coverage ratios, and limits the incurrence of debt, capital expenditures and payment of dividends. At September 30, 1997, the Company was in compliance with such covenants.

  Maturities of long-term debt (exclusive of capital lease obligations) for each of the five years in the period ending September 30, 2002, are as follows: 1998- -$146,807; 1999--$2,381,023; 2000--$3,581,115; 2001--$2,556,426; 2002--
$7,219,428; thereafter--$161,032,000.

                           COBBLESTONE HOLDINGS, INC.

6.   REDEEMABLE PREFERRED STOCK

  The preferred stock has priority upon liquidation over the Company's common stock, and is also entitled to vote along with the common stock on the basis of one vote per share of preferred stock. Shares of the preferred stock are redeemable by the Company at any time, at the discretion of the Board of Directors, for the purchase price of approximately $8 per share. Upon the sale, consolidation or merger of the Company with or into another corporation, the sale of all or substantially all of the Company's assets, or the sale or exchange of stock representing at least 80% of the voting power of stock of the Company, the Company must redeem all remaining outstanding shares of preferred stock at the redemption price as defined above. During Fiscal 1995, the Company issued 1,055,957 shares of preferred stock for proceeds totalling $8,629,824. As of September 30, 1997, there have been no other issuances of preferred stock.


7. INCOME TAXES

  Income taxes are provided for in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax effects of temporary differences between the carrying amounts and the tax bases of assets and liabilities, as well as operating loss carryforwards.

  Significant components of the Company's deferred tax assets and liabilities are shown below. A valuation allowance for $6,724,000, of which $2,742,000 is related to 1997, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.


                                                  SEPTEMBER 30,
                                           ---------------------------
                                               1997           1996
                                           ------------   ------------
Deferred tax liabilities:
 Accounting basis in excess of tax
  basis of golf properties...............  $(4,184,000)   $(4,184,000)
 Depreciation  ..........................   (2,084,000)    (1,165,000)
                                           -----------    -----------
Total deferred tax liabilities  .........   (6,268,000)    (5,349,000)
Deferred tax assets:
 Net operating loss carryforwards  ......    6,149,000      2,826,000
 Reserve for notes receivable  ..........      711,000      1,093,000
 Deferred gain on sale and leaseback  ...      320,000        320,000
 Accrued liabilities  ...................      588,000        504,000
 Capital loss carryforward  .............      783,000             --
 Other, net..............................      257,000        404,000
                                           -----------    -----------
Total deferred tax assets  ..............    8,808,000      5,147,000
Valuation allowance for deferred tax
 assets  ................................   (6,724,000)    (3,982,000)
                                           -----------    -----------
Net deferred tax assets  ................    2,084,000      1,165,000
                                           -----------    -----------
Net deferred tax liabilities  ...........  $(4,184,000)   $(4,184,000)
                                           ===========    ===========

  At September 30, 1997, the Company has federal and state tax net operating loss carryforwards of approximately $17,069,000 and $4,356,000, respectively. The difference between the federal and state tax loss carryforwards is primarily attributable to the fifty-percent limitation on California loss carryforwards. The federal and state tax loss carryforwards will begin to expire in 2011 and 2001, respectively, unless previously utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

                           COBBLESTONE HOLDINGS, INC.



Significant components of the provision for income taxes are as follows:

                                                                                                 SEPTEMBER 30,
                                                                              ---------------------------------------------------
                                                                                    1997                1996              1995
                                                                              ----------------   -------------------   ----------
     Current:
        Federal  ..............................................................        $    --        $(250,000)       $ 307,000
        State  ................................................................         49,000          152,000          208,000
                                                                                       -------        ---------        ---------
                                                                                        49,000          (98,000)         515,000
     Deferred:
        Federal  ..............................................................             --          307,000         (307,000)
        State  ................................................................             --               --               --
                                                                                       -------        ---------        ---------
                                                                                            --          307,000         (307,000)
                                                                                       -------        ---------        ---------
     Total provision  .........................................................        $49,000        $ 209,000        $ 208,000
                                                                                       =======        =========        =========


  The following is a reconciliation of the actual tax provision to the expected tax provision computed by applying the statutory federal income tax rate to income before income taxes:

                                                                                                 SEPTEMBER 30,
                                                                                   -----------------------------------------
                                                                                       1997           1996          1995
                                                                                   ------------   ------------   -----------
     Income tax provision at statutory rate  ..................................    $(1,770,091)   $(2,404,395)    $(174,234)
     State income tax provision  ..............................................         31,900         98,800       135,200
     Permanent differences  ...................................................         28,787         87,736       177,938
     Increase in valuation allowance and other  ...............................      1,758,404      2,426,859        69,096
                                                                                   -----------    -----------     ---------
     Total provision for income taxes  ........................................    $    49,000    $   209,000     $ 208,000
                                                                                   ===========    ===========     =========

8. COMMITMENTS

  In March 1995, the Company entered into a sale and leaseback transaction for one of its golf course facilities. The Company received proceeds of approximately $7.4 million and entered into a lease for fifteen years with two five year renewal options. Minimum rent was $64,523 per month at September 30, 1997, and is subject to annual increases based upon changes in the Consumer Price Index. The deferred gain on the sale and leaseback transaction of $499,000 is being amortized over the term of the lease.

  The Company also leases four other golf facilities. The leases expire in the years 1998 to 2029. The Company recorded an aggregate of approximately $1,700,000, $1,346,000 and $639,000 in rent expense related to leased golf course facilities for the years ended September 30, 1997, 1996 and 1995, respectively.

  The Company leases certain golf carts and maintenance equipment under capital leases with terms of two to five years. Included in equipment, furniture and fixtures in the accompanying consolidated balance sheets is equipment under capital leases totaling $5,141,790 and $3,269,314 at September 30, 1997 and 1996, respectively. Accumulated amortization of equipment under capital leases totaled $1,286,734 and $391,893 at September 30, 1997 and 1996, respectively.

                           COBBLESTONE HOLDINGS, INC.

  Future minimum lease payments at September 30, 1997 are as follows:


                                                              CAPITAL      OPERATING
     YEARS ENDING SEPTEMBER 30,                               LEASES        LEASES
     --------------------------                              -----------   -----------
     1998  ...........................................       $1,327,860   $ 2,442,366
     1999  ...........................................        1,256,951     2,415,366
     2000  ...........................................        1,105,210     2,415,366
     2001  ...........................................          651,345     2,380,336
     2002  ...........................................           61,291     2,310,276
     Thereafter  .....................................               --    20,587,320
                                                             ----------   -----------
        Total minimum lease payments  ................        4,402,657   $32,551,030
                                                                          ===========
     Amount representing interest  ...................          674,703
                                                             ----------
     Present value of net minimum lease payments......        3,727,954
     Current portion  ................................        1,024,316
                                                             ----------
                                                             $2,703,638
                                                             ==========

  In accordance with certain purchase agreements, the Company is required to maintain the respective golf courses in good condition and make various capital improvements. As of September 30, 1997, the Company had a commitment to build an additional nine holes at a facility with an estimated aggregate cost of approximately $3.6 million.


9. RELATED PARTY TRANSACTIONS

  In connection with the formation of the Company, an officer of the Company contributed his interests in the leases of two golf course facilities in exchange for 55,105 shares of preferred stock, $235,270 cash and a $250,000 note due in 1999. The officer also contributed his options to acquire certain other golf course facilities at no cost to the Company.

  An affiliate of the majority stockholder of Holdings provides investment banking and consulting services to the Company. The Company is obligated to pay a service fee to the affiliate semi-annually in advance in an amount equal to 1% per annum of the affiliate's debt and equity investment in the Company and to reimburse the reasonable fees and costs incurred by the affiliate in providing services to the Company. The Company paid $588,031, $436,741 and $1,076,416 in fees to the affiliate pursuant to these obligations during the years ended September 30, 1997, 1996 and 1995, respectively.


10. EMPLOYEE BENEFIT PLAN

  The Company has an employee savings plan (the "Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, which covers employees of the Company who have met certain eligibility requirements, participating employees may defer up to 17% of their pretax earnings, up to $9,500. The Company matches up to 20% of the employee's contributions, up to a maximum of 4% of the employee's earnings. The Company's matching contribution to the Plan, which vests equally over three years, amounted to approximately $49,000, $35,000 and $8,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

11. STOCK OPTION PLAN

  The Company has a stock option plan whereby options to purchase 250,000 of the Company's common stock may be granted. Options granted have a 5 year term and generally vest over 2 to 5 years from the date of grant.

  Pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Minimum Value Method option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of 6.1%; dividend yield of 0%; and weighted-average life of the options of 3.3 years.

  The Minimum Value Method option valuation model was developed for use in estimating the fair value of nonpublic entities. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in managements' opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma net loss for the years ended September 30, 1997 and 1996 are $5,208,089 and $6,969,125, respectively.

  A summary of the Company's stock option activity and related information follows:

                                                    Year Ended September 30,
                                           -------------------------------------------
                                                   1997                   1996
                                           --------------------   --------------------
                                                      Weighted-              Weighted-
                                                       Average                Average
                                                      Exercise               Exercise
                                           Options      Price     Options      Price
                                           --------   ---------   --------   ---------
Outstanding - beginning of year  .......    57,261       $15.27        --       $15.27
Granted  ...............................    66,239       $16.23    58,352       $15.27
Forfeited  .............................    (5,817)      $15.27    (1,091)      $15.27
                                           -------                 ------
Outstanding - end of year  .............   117,683       $15.81    57,261       $15.27
                                           =======                 ======
Weighted-average fair value of options
 granted during the year  ..............                 $ 0.81                 $ 1.67


  Exercise prices for options outstanding as of September 30, 1997 ranged from $15.27 to $17.10. The weighted-average remaining contractual life of those options is approximately 4 years. No options were exercisable at September 30, 1997 and 1996. At September 30, 1997, options for 125,409 shares were available for future grant and have been reserved for issuance under the Company's stock option plan.


12. SUBSEQUENT EVENT

     In November, 1997, the Company purchased an 18-hole semi-private country club located near Orlando, Florida for a total cash purchase price of approximately $5.9 million.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  COBBLESTONE HOLDINGS, INC. (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS





                                                                                            September 30,
                                                                                     ----------------------------
                                                                                         1997            1996
                                                                                     -------------   ------------
ASSETS
Debt issuance costs, net of accumulated amortization of $223,783 and
  $52,769 at September 30, 1997 and 1996, respectively .....................         $  1,938,239    $ 2,109,253
Investment in and net amounts due from wholly owned subsidiary..............           65,437,130     65,957,264
                                                                                     ------------    -----------
                                                                                     $ 67,375,369    $68,066,517
                                                                                     ============    ===========
LIABILITIES AND NET CAPITAL DEFICIENCY
Long-term debt..............................................................         $ 34,740,302    $30,325,046
Redeemable preferred stock..................................................           42,241,169     42,241,169
Net capital deficiency:
   Common stock.............................................................               17,224         17,224
   Paid-in capital..........................................................            5,388,983      5,388,983
   Accumulated deficit......................................................          (15,012,309)    (9,905,905)
                                                                                     ------------    -----------
Net capital deficiency......................................................           (9,606,102)    (4,499,698)
                                                                                     ------------    -----------
                                                                                     $ 67,375,369    $68,066,517
                                                                                     ============    ===========

                           See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  COBBLESTONE HOLDINGS, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                           Year Ended September 30,
                                                                   ----------------------------------------
                                                                       1997           1996          1995
                                                                   ------------   ------------   ----------
Interest expense ................................................  $(4,586,270)   $(1,415,165)   $      --
Equity in net loss of wholly owned subsidiary ...................     (520,134)    (5,526,037)    (705,812)
                                                                   -----------    -----------    ---------
Net loss ........................................................  $(5,106,404)   $(6,941,202)   $(705,812)
                                                                   ===========    ===========    =========




                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  COBBLESTONE HOLDINGS, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended September 30,
                                                                        ---------------------------------------------
                                                                            1997            1996            1995
                                                                        -------------   -------------   -------------
OPERATING ACTIVITIES
Net loss  .........................................................      $(5,106,404)   $ (6,941,202)   $   (705,812)
Deferred interest and amortization  ...............................        4,586,270       1,415,165              --
Equity in net loss of wholly owned subsidiary  ....................          520,134       5,526,037         705,812
                                                                         -----------    ------------    ------------
Net cash provided by operating activities  ........................               --              --              --

INVESTING ACTIVITIES
Contribution to wholly owned subsidiary............................               --     (28,113,426)    (12,614,143)

FINANCING ACTIVITIES
Proceeds from long-term debt  .....................................               --      28,962,650              --
Debt issuance costs  ..............................................               --      (2,162,022)             --
Proceeds from issuance of redeemable preferred stock  .............               --              --       8,629,824
Proceeds from issuance of common stock  ...........................               --       1,312,798       3,984,319
                                                                         -----------    ------------    ------------
Net cash provided by financing activities  ........................               --      28,113,426      12,614,143
                                                                         -----------    ------------    ------------
Net change in cash  ...............................................      $        --    $         --    $         --
                                                                         ===========    ============    ============



                            See accompanying notes.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  COBBLESTONE HOLDINGS, INC. (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1997

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


2. GUARANTEE

  The wholly owned subsidiary of the Company, CGGI, has a credit facility with a bank and has borrowings of $14,726,000 under the facility outstanding at September 30, 1997. Under the terms of the credit facility agreement, the Company has guaranteed the payment of all principal and interest.

                           COBBLESTONE HOLDINGS, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


                                            BALANCE AT    CHARGES TO   CHARGES TO                               BALANCE AT
                                           BEGINNING OF   COSTS AND      OTHER                                    END OF
                                               YEAR        EXPENSES     ACCOUNTS    ACQUISITIONS   DEDUCTIONS      YEAR
                                           ------------   ----------   ----------   ------------   ----------   ----------

YEAR ENDED SEPTEMBER 30, 1995
Deducted from asset accounts:
  Allowance for doubtful
    accounts receivable.................     $   67,000     $ 58,550   $       --        $    --     $ 49,550   $   76,000

  Allowance for uncollectable
    notes receivable  ..................             --           --    2,117,000             --           --    2,117,000
  Valuation allowance for
    imputed interest  ..................             --           --    1,242,867             --           --    1,242,867
                                             ----------     --------   ----------   ------------     --------   ----------
Total...................................     $   67,000     $ 58,550   $3,359,867        $    --     $ 49,550   $3,435,867
                                             ==========     ========   ==========   ============     ========   ==========

YEAR ENDED SEPTEMBER 30, 1996
Deducted from asset accounts:
  Allowance for doubtful
    accounts receivable  ...............     $   76,000     $151,000   $       --        $38,000     $ 90,000   $  175,000
  Allowance for uncollectable
    notes receivable  ..................      2,117,000           --           --             --      712,067    1,404,933
  Valuation allowance for
    imputed interest  ..................      1,242,867           --       15,043             --           --    1,257,910
                                             ----------     --------   ----------   ------------     --------   ----------
Total  .................................     $3,435,867     $151,000   $   15,043        $38,000     $802,067   $2,837,843
                                             ==========     ========   ==========   ============     ========   ==========

YEAR ENDED SEPTEMBER 30, 1997
Deducted from asset accounts:
  Allowance for doubtful
    accounts receivable  ...............     $  175,000     $312,000   $       --        $41,000     $195,000   $  333,000
  Allowance for uncollectable
    notes receivable  ..................      1,404,933           --           --             --      623,110      781,823
  Valuation allowance for
    imputed interest  ..................      1,257,910           --      308,384             --           --      949,526
                                             ----------     --------   ----------   ------------     --------   ----------
Total  .................................     $2,837,843     $312,000   $  308,384        $41,000     $818,110   $2,064,349
                                             ==========     ========   ==========   ============     ========   ==========

                               INDEX TO EXHIBITS

                                                                                                                  SEQUENTIALLY
                                                                                                                    NUMBERED
 EXHIBIT                                                                                                             PAGES
  NUMBER                                               DESCRIPTION                                                ------------
----------                                             -----------
    3.1  *   Certificate of Incorporation of Cobblestone Holdings, Inc.......................................
    3.2  *   Bylaws of Cobblestone Holdings, Inc.............................................................
    4.1  *   Indenture, dated as of June 4, 1996, among Cobblestone Holdings, Inc. and Norwest
               Bank Minnesota, National Association, as Trustee, relating to $86,000,000 aggregate principal amount of 13 1/2% Senior Zero-Coupon Notes due 2004.................................
    4.2  *   Specimen Certificate of 13 1/2% Senior Zero-Coupon Notes due 2004 (included in Exhibit 4.1 hereto).......................................................................................
    4.3  *   Indenture, dated as of June 4, 1996, among Cobblestone Golf Group, Inc. and Norwest
               Bank Minnesota, National Association, as Trustee, relating to $70,000,000 aggregate principal amount of 11 1/2% Senior Notes due 2003 (incorporated by reference to
               Registration Statement on Form S-4 of Cobblestone Golf Group, Inc. (File
             . No. 333-9441) filed on August 2, 1996)........................................................
   10.1  *   Second Amended and Restated Credit Agreement, dated as of June 4, 1994, among
               Cobblestone Golf Group, Inc., Cobblestone Holdings, Inc., Bank of America NT &
               SA, as agent and the various lending institutions thereto.....................................
   10.2  *   Purchase Agreement, dated as of May 29, 1996, among Cobblestone Holdings, Inc. and
               Donaldson, Lufkin & Jenrette Securities Corporation...........................................
   10.3  *   Registration Rights Agreement, dated as of May 29, 1996, among Cobblestone
               Holdings, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation........................
   10.4  *   Stockholders' Agreement, dated as of January 31, 1994...........................................
   10.5  *   Form of Indemnification Agreement...............................................................
   10.6  *   Lease dated as of July 1, 1996 by and between National Golf Operating Partnership,
               L.P., as landlord, and Cobblestone Golf Group, Inc., as tenant................................
   10.7  *   Letter Agreement dated as of July 1, 1996 by and between National Golf Operating
               Partnership, L.P. and Cobblestone Golf Group, Inc.............................................
   10.8      Stock Option Plan for Key Employees of Cobblestone Holdings, Inc., dated January 24, 1995.......
   12.1  *   Statement of Computation of Earnings to Fixed Charges...........................................
   21.1  *   Subsidiaries of Cobblestone Holdings, Inc.......................................................
   24.1      Power of Attorney of Cobblestone Holdings, Inc. (included on signature page to this Report on Form 10-K)..................................................................
   27        Financial Data Schedule.........................................................................
-----------------------

* Incorporated by reference to the Registrants' Registration Statement on Form S-4 (Reg. No. 333-9441) as filed with the Securities and Exchange Commission on August 2, 1996 and declared effective on October 1, 1996.


             [The remainder of this page intentionally left blank]