Form 10-Q
period 1997-12-31
COBBLESTONE HOLDINGS INC
filed 1998-02-17
CIK 1017481

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

     AS OF FEBRUARY 17, 1998, 1,722,449 SHARES OF COBBLESTONE HOLDINGS, INC. COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          COBBLESTONE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31,    SEPTEMBER 30,
                                                      1997            1997
                                                 -------------   --------------
                                                   (UNAUDITED)       (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents  .................... $    388,758     $  3,519,133
  Accounts receivable, net  .....................    3,563,477        3,067,347
  Current portion of notes receivable, net.......    2,140,557        2,108,796
  Inventory    ..................................    2,977,193        2,450,328
  Prepaid expenses and other current assets......    1,218,678        1,238,616
                                                  ------------     ------------
      Total current assets  .....................   10,288,663       12,384,220
Property, equipment and leasehold interests, net.  163,571,338      156,228,507
Notes receivable, net  ..........................    4,051,055        3,964,691
Intangible assets, net  .........................    3,553,209        3,611,199
Other assets, net  ..............................    6,004,713        6,081,103
                                                  ------------     ------------
                                                  $187,468,978     $182,269,720
                                                  ============     ============
LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
  Accounts payable  ............................. $  1,396,595     $  3,502,231
  Accrued payroll and related expenses  .........    2,241,739        2,522,130
  Accrued interest expense  .....................      946,116        2,830,562
  Accrued property taxes  .......................    1,594,985        1,576,078
  Deferred revenue  .............................    1,579,221        1,666,970
  Current portion of long-term debt and capital
   lease obligations  ...........................    1,145,080        1,171,123
  Current portion of deferred purchase price  ...      205,353          205,353
  Income taxes payable  .........................       49,000           49,000
  Other current liabilities  ....................    1,006,438          529,823
                                                  ------------     ------------
      Total current liabilities  ................   10,164,527       14,053,270
Long-term debt and capital lease obligations  ...  138,947,131      128,162,096
Note payable to stockholder/officer  ............      234,494          232,467
Deferred purchase price  ........................      486,459          537,797
Long-term deferred revenue  .....................    1,971,361        2,128,480
Deferred income taxes  ..........................    4,184,000        4,184,000
Minority interest  ..............................      336,543          336,543
Commitments
Redeemable preferred stock, $.01 par value
  Authorized shares--10,000,000
  Issued and outstanding shares--5,220,376 at
   December 31, 1997 and September 30, 1997
  Liquidation preference of $43,075,700 at
   December 31, 1997 and September 30, 1997......   42,241,169       42,241,169
Net capital deficiency:
  Common stock, $.01 par value:
   Authorized shares--5,000,000
   Issued and outstanding shares--1,722,449 at
    December 31, 1997 and September 30, 1997.....       17,224           17,224
  Paid-in capital  ..............................    5,388,983        5,388,983
  Accumulated deficit  ..........................  (16,502,913)     (15,012,309)
                                                  ------------     ------------
  Net capital deficiency.........................  (11,096,706)      (9,606,102)
                                                  ------------     ------------
                                                  $187,468,978     $182,269,720
                                                  ============     ============

Note: The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for financial statements.

                            See accompanying notes.

                          COBBLESTONE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,
                                            ------------------------------
                                                1997               1996
                                            ------------------------------
Operating revenues:
    Golf revenues  .......................  $14,871,774        $11,815,237
    Food and beverage revenues  ..........    3,693,186          3,049,237
    Pro shop sales  ......................    1,696,085          1,616,216
    Other  ...............................      791,648            506,142
                                            -----------        -----------
        Total operating revenues  ........   21,052,693         16,986,832
Operating expenses:
    Golf course operations  ..............   12,736,480         11,209,382
    Cost of food and beverage  ...........    1,155,530            941,660
    Cost of pro shop sales  ..............    1,049,017          1,006,198
    General and administrative  ..........    1,055,809            968,547
    Depreciation and amortization  .......    2,421,631          2,208,639
                                            -----------        -----------
        Total operating expenses  ........   18,418,467         16,334,426
                                            -----------        -----------
Income from operations  ..................    2,634,226            652,406
Interest expense, net  ...................   (4,115,810)        (3,603,521)
                                            -----------        -----------
Loss before income taxes..................   (1,481,584)        (2,951,115)
Provision for income taxes  ..............        9,020             22,880
                                            -----------        -----------
Net loss  ................................  $(1,490,604)       $(2,973,995)
                                            ===========        ===========

                            See accompanying notes.

                          COBBLESTONE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                               --------------------------------------
                                                                   1997                      1996
                                                               --------------------------------------
OPERATING ACTIVITIES
Net loss  ..................................................   $(1,490,604)               $(2,973,995)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization  ............................     2,621,770                  2,404,497
 Interest expense on zero-coupon notes......................     1,190,592                  1,021,797
 Provision for doubtful accounts  ..........................       (59,270)                  (237,013)
 Changes in assets and liabilities:
   Notes and accounts receivable  ..........................      (554,985)                   167,860
   Inventory  ..............................................      (518,158)                  (359,537)
   Prepaid expenses and other assets  ......................       (96,789)                    48,138
   Accounts payable, accrued liabilities and deferred
     revenue  ..............................................    (3,989,626)                (3,252,458)
                                                               -----------                -----------
Net cash used in operating activities  .....................    (2,897,070)                (3,180,711)

INVESTING ACTIVITIES
Acquisitions  ..............................................    (6,402,631)                  (316,598)
Additions to property, equipment and leasehold interests  ..    (3,230,240)                (1,506,091)
                                                               -----------                -----------
Net cash used in investing activities  .....................    (9,632,871)                (1,822,689)

FINANCING ACTIVITIES
Proceeds from long-term debt  ..............................     9,572,000                    700,000
Principal payments on long-term debt and capital leases  ...      (121,096)                  (184,102)
Payments on deferred purchase price  .......................       (51,338)                  (221,568)
                                                               -----------                -----------
Net cash provided by financing activities  .................     9,399,566                    294,330
Net decrease in cash and cash equivalents  .................    (3,130,375)                (4,709,070)
Cash and cash equivalents at beginning of period  ..........     3,519,133                  6,578,946
                                                               -----------                -----------
Cash and cash equivalents at end of period  ................   $   388,758                $ 1,869,876
                                                               ===========                ===========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest  ................................................   $ 4,609,526                $ 4,343,953
                                                               ===========                ===========
  Income taxes, net  .......................................   $     9,020                $    22,880
                                                               ===========                ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases entered into  ...............................   $   116,580                $   153,870
                                                               ===========                ===========

                            See accompanying notes.

                          COBBLESTONE HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

          Cobblestone Holdings, Inc. (the "Company"), a Delaware corporation, was incorporated on January 18, 1994 by shareholders of Cobblestone Golf Group, Inc. ("CGGI"). On January 31, 1994, the Company issued shares of its common and preferred stock in exchange for all of the shares of CGGI. The Company, through its wholly-owned subsidiary CGGI, owns and operates golf courses in the United States, with a current portfolio of 25 golf properties including private country clubs, semi-private clubs and public (or daily fee) courses. The Company's courses are concentrated in clusters near metropolitan areas primarily in the Sunbelt states (including Arizona, California, Georgia, Florida, Texas and Virginia) which have large golfing populations and attractive climates.

          The Company's business consists primarily of operating golf courses and related facilities, with revenue generated from membership fees and dues at private country clubs, greens fees, food and beverage services, golf cart rentals, retail merchandise sales, driving range fees and lodging fees. The Company owns nineteen courses, leases four courses (subject to long-term leases in excess of 20 years, including extension options), leases one driving range and pro shop facility and manages one additional course. The Company's portfolio includes ten private country clubs, nine public facilities and six semi-private facilities.

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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.


2. USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          COBBLESTONE HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (UNAUDITED)


3.  SUBSEQUENT EVENTS

          In January, 1998, the Company announced that it had reached a definitive merger agreement to be acquired by The Meditrust Companies ("Meditrust") for Meditrust stock valued at approximately $241 million. In addition, under the terms of the agreement, approximately $154 million of the Company's debt and associated costs will be either refinanced or assumed as a condition of closing. Meditrust is a paired share real estate investment trust and the nation's largest heath care real estate investment trust.

          In February, 1998, the Company purchased an 18-hole semi-private country club located near Orlando, Florida for a total cash purchase price of approximately $5.8 million. Also in February, 1998, the Company purchased an 18-hole semi-private country club located near Atlanta, Georgia for a total cash purchase price of approximately $5.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED
                               DECEMBER 31, 1996

          Operating Revenue. Operating revenue increased to $21.1 million for the three months ended December 31, 1997 from $17.0 million for the comparable prior year period, an increase of $4.1 million or 23.9%. Of this increase, $1.9 million is attributable to operating revenue for the two courses acquired by the Company in February and March, 1997 and $0.2 million is attributable to the course acquired by the Company in November, 1997. The remaining $2.0 million is attributable to a general increase in operating revenue from the Company's other facilities as a result of increased marketing efforts, price increases and utilization.

          Course-level Operating Expenses. Course-level operating expenses, which include costs of golf course operations (e.g., salaries, taxes and utilities), costs of food and beverage sales and costs of pro shop sales increased to $14.9 million for the three months ended December 31, 1997 from $13.2 million for the comparable prior year period, an increase of $1.7 million or 13.6%. Of this increase, $1.5 million is attributable to course-level operating expenses for the two courses acquired by the Company in February and March, 1997 and $0.1 million is attributable to the course acquired by the Company in November, 1997. The remaining $0.1 million is attributable to a net increase in course-level operating expenses from the Company's other facilities.

          General and Administrative Expenses. General and administrative expenses primarily consist of corporate salaries and related expenses and legal and accounting fees. General and administrative expenses increased to $1.1 million for the three months ended December 31, 1997 from $1.0 million for the comparable prior year period, an increase of $0.1 million or 9.0%. The increase in expense is related to non-recurring costs associated with the settlement of a law suit. General and administrative expenses as a percentage of operating revenue was 5.0% for the three months ended December 31, 1997, a decrease from 5.7% for the comparable prior year period.

          Depreciation and Amortization Expense. Depreciation and amortization expense increased to $2.4 million for the three months ended December 31, 1997 from $2.2 million for the comparable prior year period, an increase of $0.2 million or 9.6 %. This increase is primarily attributable to the inclusion of the two courses acquired in February and March, 1997.

          Income from Operations. Income from operations increased to $2.6 million for the three months ended December 31, 1997 from $0.7 million for the comparable prior year period, primarily due to the factors described above. Income from operations as a percentage of operating revenue was 12.5% for the three month period ended December 31, 1997, an increase from 3.8% for the comparable prior year period.

          Interest Expense, Net. Interest expense, net, increased to $4.1 million for the three months ended December 31, 1997 from $3.6 million for the comparable prior period, an increase of $0.5 million or 14.2%. The increase is a result of a higher level of outstanding debt due to the acquisition of three facilities since December 31, 1996.

          Provision for Income Taxes. The Company recorded a $9,020 provision for income taxes, which reflects the fact that certain subsidiaries generate taxable income in individual states and localities notwithstanding the Company's consolidated loss for financial reporting purposes.

          Net loss. Net loss decreased to $1.5 million for the three months ended December 31, 1997 from $3.0 million for the comparable period, primarily due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary uses of cash are to fund debt service and maintenance capital expenditures at its existing facilities (such as landscaping and purchasing golf cart fleets). The Company also implements one-time upgrade and renovation capital expenditures at its existing facilities in order to enhance its appeal to customers and members and to generate additional revenues and cash flow. Examples of these expenditures are the addition of courses (including nine hole additions) to existing facilities to increase capacity and clubhouse renovations to support increased dues and fees. These expenditures are generally of a non-recurring nature. In addition, the Company implements strategic capital expenditure programs which enable it to reduce course level operating costs and improve the efficiency of operations, such as improving the irrigation system, acquiring more efficient maintenance equipment and other programs which enhance the marketability and/or reduce the operating expenses of existing facilities. As part of its business strategy, the Company will require cash to continue to acquire, lease or manage additional golf courses and the related facilities and to complete any targeted renovations. The Company expended $6.4 million on acquisitions and $3.2 million on capital improvements during the three months ended December 31, 1997. As of December 31, 1997, the Company had approximately $3.6 million of long-term commitments for one-time capital expenditures with respect to a golf facility which is currently under development.

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

     The Company intends to fund these expenditures primarily with operating cash flow and borrowings under its credit facility. The credit facility provides for borrowings of up to $50.0 million, of which $45.0 million is available to fund future acquisitions of golf courses and capital expenditures at such courses and certain capital improvements at existing courses, and $5.0 million of which is available for general working capital purposes. The total borrowing availability under the $45.0 million portion of the credit facility will decrease over the term of the facility beginning September 30, 1998. The credit facility provides that the Company may not make any acquisitions or upgrade capital expenditures when Funded Debt plus certain projected upgrade capital expenditures is greater than 6.5x of Adjusted EBITDA (each as defined in the credit facility), with certain adjustments for notes receivable, reducing over time. The maximum funded debt to EBITDA Ratio was 5.5x at December 31, 1997. The credit facility also imposes other limitations on the ability of the Company with respect to borrowings. As on December 31, 1997, the Company had $24.3 million outstanding under the credit facility. In addition, as of December 31, 1997, the Company had $0.4 million of cash on hand to meet its working capital and other needs.

     Historically, the Company has financed its operations through borrowings under bank credit facilities and equity contributions by its stockholders. As of December 31, 1997, the Company's stockholders have invested a total of $47.6 million of equity to fund the expansion of the Company and its golf course portfolio.

     For the three month period ended December 31, 1997, net cash used by operating activities was $2.9 million versus $3.2 million in the prior comparable period. The primary component of this change is the payment of accrued property taxes and accrued interest.

     During the three month period ended December 31, 1997, net cash used in investing activities was $9.6 million versus $1.8 million in the prior comparable period. Expenditures for the three months ended December 31, 1997 consisted of $6.4 million in acquisitions and $3.2 million in capital expenditures.

     During the three month period ended December 31, 1997, net cash provided by financing activities was $9.4 million versus $0.3 million in the prior comparable period. During the three months ended December 31, 1997, the Company borrowed $9.6 million under the credit facility and paid $0.2 million in principal of its existing obligations.

SUBSEQUENT EVENTS

     In January, 1998, the Company announced that it had reached a definitive merger agreement to be acquired by The Meditrust Companies ("Meditrust") for Meditrust stock valued at approximately $241 million. In addition, under the terms of the agreement, approximately $154 million of the Company's debt and associated costs will be either refinanced or assumed as a condition of closing. Meditrust is a paired share real estate investment trust and the nation's largest heath care real estate investment trust.

     In February, 1998, the Company purchased an 18-hole semi-private country club located near Orlando, Florida for a total cash purchase price of approximately $5.8 million. Also in February, 1998, the Company purchased an 18-hole semi-private country club located near Atlanta, Georgia for a total cash purchase price of approximately $5.8 million.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three month period ended December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COBBLESTONE HOLDINGS, INC.




     Date: February 17, 1998        By: /s/ Stefan C. Karnavas
                                       ----------------------------------------
                                       Stefan C. Karnavas
                                       Chief Financial Officer (Duly Authorized
                                       Officer and Principal Financial and
                                       Accounting Officer)