Form 10-Q
period 1998-03-31
COBBLESTONE HOLDINGS INC
filed 1998-05-11
CIK 1017481

                          UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                       For the quarterly period ended March 31, 1998

                                       or

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

     As of May 11, 1998, 1,722,449 shares of Cobblestone Holdings, Inc. Common Stock, par value $.01 per share, were outstanding.

Part 1.   Financial Information
Item 1.   Financial Statements (Unaudited)

                           COBBLESTONE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            March 31,     September 30,
                                                                                              1998             1997
                                                                                          -------------   --------------
                                                                                           (Unaudited)        (Note)
Assets
Current assets:
 Cash and cash equivalents  ...........................................................   $    400,432     $  3,519,133
 Accounts receivable, net  ............................................................      3,554,935        3,067,347
 Current portion of notes receivable, net  ............................................      2,420,749        2,108,796
 Inventory    .........................................................................      3,215,730        2,450,328
 Prepaid expenses and other current assets  ...........................................      1,504,608        1,238,616
                                                                                          ------------     ------------
    Total current assets  .............................................................     11,096,454       12,384,220
Property, equipment and leasehold interests, net  .....................................    176,830,098      156,228,507
Notes receivable, net  ................................................................      3,738,380        3,964,691
Intangible assets, net  ...............................................................      3,489,002        3,611,199
Other assets, net  ....................................................................      6,332,264        6,081,103
                                                                                          ------------     ------------
                                                                                          $201,486,198     $182,269,720
                                                                                          ============     ============
LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
 Accounts payable  ....................................................................   $  1,587,368     $  3,502,231
 Accrued payroll and related expenses  ................................................      2,272,643        2,522,130
 Accrued interest expense  ............................................................      3,275,881        2,830,562
 Accrued property taxes  ..............................................................        731,154        1,576,078
 Deferred revenue  ....................................................................      1,797,607        1,666,970
 Current portion of long-term debt and capital lease obligations  .....................        997,034        1,171,123
 Current portion of deferred purchase price  ..........................................        205,353          205,353
 Income taxes payable  ................................................................         49,000           49,000
 Other current liabilities  ...........................................................        722,440          529,823
                                                                                          ------------     ------------
    Total current liabilities  ........................................................     11,638,480       14,053,270
Long-term debt and capital lease obligations  .........................................    153,397,491      128,162,096
Note payable to stockholder/officer  ..................................................        236,566          232,467
Deferred purchase price  ..............................................................        435,120          537,797
Long-term deferred revenue  ...........................................................      1,912,992        2,128,480
Deferred income taxes  ................................................................      4,184,000        4,184,000
Minority interest  ....................................................................        336,543          336,543
Redeemable preferred stock, $.01 par value
 Authorized shares--10,000,000
 Issued and outstanding shares--5,220,376 at March 31, 1998
   and September 30, 1997
 Liquidation preference of $43,075,700 at March 31, 1998 and
   September 30, 1997  ................................................................     42,241,169       42,241,169
Net capital deficiency:
 Common stock, $.01 par value:
  Authorized shares--5,000,000
  Issued and outstanding shares--1,722,449 at March 31, 1998 and
    September 30, 1997  ...............................................................         17,224           17,224
 Paid-in capital  .....................................................................      5,388,983        5,388,983
 Accumulated deficit  .................................................................    (18,302,370)     (15,012,309)
                                                                                          ------------     ------------
Net capital deficiency.................................................................    (12,896,163)      (9,606,102)
                                                                                          ------------     ------------
                                                                                          $201,486,198     $182,269,720
                                                                                          ============     ============

Note:    The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for financial statements.

                            See accompanying notes.

                           COBBLESTONE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            MARCH 31,                            MARCH 31,
                                               --------------------------------    ----------------------------------
                                                      1998            1997               1998              1997
                                               --------------------------------    ----------------------------------
Operating revenues:
  Golf revenues  ...............................   $16,360,492     $13,944,044        $31,232,266         $25,759,281
  Food and beverage revenues  ..................     3,250,266       2,712,508          6,943,452           5,761,745
  Pro shop sales  ..............................     1,340,402       1,271,721          3,036,487           2,887,937
  Other  .......................................       866,928         767,713          1,658,576           1,273,855
                                                   -----------     -----------        -----------         -----------
     Total operating revenues  .................    21,818,088      18,695,986         42,870,781          35,682,818
Operating expenses:
  Golf course operations  ......................    12,727,833      11,112,728         25,464,313          22,322,110
  Cost of food and beverage  ...................     1,123,787         889,832          2,279,317           1,831,492
  Cost of pro shop sales  ......................       833,841         852,718          1,882,858           1,858,916
  General and administrative  ..................     1,081,120         947,782          2,136,929           1,916,329
  Depreciation and amortization  ...............     2,706,088       2,247,888          5,127,719           4,456,527
                                                   -----------     -----------        -----------         -----------
     Total operating expenses  .................    18,472,669      16,050,948         36,891,136          32,385,374
                                                   -----------     -----------        -----------         -----------
Income from operations  ........................     3,345,419       2,645,038          5,979,645           3,297,444
Interest expense, net  .........................    (5,144,876)     (3,771,750)        (9,260,686)         (7,375,271)
                                                   -----------     -----------        -----------         -----------
Loss before income taxes  ......................    (1,799,457)     (1,126,712)        (3,281,041)         (4,077,827)
Provision for income taxes  ....................            --          60,436              9,020              83,316
                                                   -----------     -----------        -----------         -----------
Net loss  ......................................   $(1,799,457)    $(1,187,148)       $(3,290,061)        $(4,161,143)
                                                   ===========     ===========        ===========         ===========


                            See accompanying notes.

                           COBBLESTONE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                SIX MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                       -------------------------------
                                                                                              1998            1997
                                                                                       -------------------------------
OPERATING ACTIVITIES
Net loss  ...........................................................................     $ (3,290,061)   $ (4,161,143)
Adjustments to reconcile net loss to net cash provided by ( used in)
  operating activities:
 Depreciation and amortization  .....................................................        5,531,499       4,852,222
 Interest on zero-coupon notes  .....................................................        2,433,582       2,135,554
 Provision for doubtful accounts  ...................................................          (58,528)       (228,999)
 Changes in assets and liabilities:
   Notes and accounts receivable  ...................................................         (322,046)       (313,031)
   Inventory  .......................................................................         (488,363)       (610,472)
   Prepaid expenses and other assets  ...............................................         (850,417)        (52,227)
   Accounts payable, accrued liabilities and deferred revenue  ......................       (2,886,231)     (3,621,692)
                                                                                          ------------    ------------
Net cash provided by (used in) operating activities  ................................           69,435      (1,999,788)

INVESTING ACTIVITIES
Acquisition-related costs  ..........................................................      (18,956,349)     (9,139,627)
Additions to property, equipment and leasehold interests  ...........................       (5,801,110)     (4,070,256)
                                                                                          ------------    ------------
Net cash used in investing activities  ..............................................      (24,757,459)    (13,209,883)

FINANCING ACTIVITIES
Proceeds from long-term debt  .......................................................       22,845,000      11,964,000
Principal payments on long-term debt and capital leases  ............................       (1,173,000)     (1,489,274)
Payments on deferred purchase price  ................................................         (102,677)       (272,906)
                                                                                          ------------    ------------
Net cash provided by financing activities  ..........................................       21,569,323      10,201,820
Net decrease in cash and cash equivalents  ..........................................       (3,118,701)     (5,007,851)
Cash and cash equivalents at beginning of period  ...................................        3,519,133       6,578,946
                                                                                          ------------    ------------
Cash and cash equivalents at end of period  .........................................     $    400,432    $  1,571,095
                                                                                          ============    ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest  ..........................................................................     $  5,980,305    $  4,697,002
                                                                                          ============    ============
 Income taxes, net  .................................................................     $     42,728    $    100,863
                                                                                          ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases entered into  ........................................................     $    945,607    $  1,003,080
                                                                                          ============    ============

                            See accompanying notes.

                           COBBLESTONE HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

  Cobblestone Holdings, Inc. (the "Company"), a Delaware corporation, was incorporated on January 18, 1994 by shareholders of Cobblestone Golf Group, Inc. ("CGGI"). On January 31, 1994, the Company issued shares of its common and preferred stock in exchange for all of the shares of CGGI. The Company, through its wholly-owned subsidiary CGGI, owns and operates golf courses in the United States, with a current portfolio of 32 golf properties including private country clubs, semi-private clubs and public (or daily fee) courses. The Company's courses are concentrated in clusters near metropolitan areas primarily in the Sunbelt states (including Arizona, California, Georgia, Florida, Texas and Virginia) which have large golfing populations and attractive climates.

  The Company's business consists primarily of operating golf courses and related facilities, with revenue generated from membership fees and dues at private country clubs, greens fees, food and beverage services, golf cart rentals, retail merchandise sales, driving range fees and lodging fees. The Company owns twenty-one courses, leases four courses (subject to long-term leases in excess of 20 years, including extension options), leases one driving range and pro shop facility and manages six additional courses. The Company's portfolio includes twelve private country clubs, eleven public facilities and nine semi-private facilities.

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

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.


2. USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           COBBLESTONE HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)



3.  MERGER AGREEMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

  Operating Revenue. Operating revenue increased to $21.8 million for the three months ended March 31, 1998 from $18.7 million for the comparable prior year period, an increase of $3.1 million or 16.6%. Of this increase, $2.7 million is attributable to operating revenue for the five courses acquired by the Company subsequent to December, 1996. The remaining $0.4 million is attributable to a general increase in operating revenue from the Company's other facilities, despite poor weather conditions.

  Course-level Operating Expenses. Course-level operating expenses, which include costs of golf course operations (e.g., salaries, taxes and utilities), costs of food and beverage sales and costs of pro shop sales increased to $14.7 million for the three months ended March 31, 1998 from $12.9 million for the comparable prior year period, an increase of $1.8 million or 14.0%. This increase is primarily attributable to operating course-level operating expenses for the five courses acquired by the Company subsequent to December, 1996.

  General and Administrative Expenses. General and administrative expenses primarily consist of corporate salaries and related expenses and legal and accounting fees. General and administrative expenses increased to $1.1 million for the three months ended March 31, 1998 from $0.9 million for the comparable prior year period, an increase of $0.2 million or 22.2%. The increase is attributable to additional overhead to support the Company's expanded operations during the second quarter of fiscal 1998. General and administrative expenses as a percentage of operating revenue was 5.0% for the three months ended March 31, 1998, a decrease from 5.1% for the comparable prior year period.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased to $2.7 million for the three months ended March 31, 1998 from $2.2 million for the comparable prior year period, an increase of $0.5 million or 22.7%. This increase is primarily attributable to depreciation and amortization expense for the five courses acquired by the Company subsequent to December, 1996.

  Income from Operations. Income from operations increased to $3.3 million for the three months ended March 31, 1998 from $2.6 million for the comparable prior year period, primarily due to the factors described above. Income from operations as a percentage of operating revenue was 15.3% for the three month period ended March 31, 1998, an increase from 14.1% for the comparable prior year period.

  Interest Expense, Net. Interest expense, net, increased to $5.1 million for the three months ended March 31, 1998 from $3.8 million for the comparable prior period, an increase of $1.3 million or 34.2%. The increase is primarily due to a higher level of outstanding debt as a result of golf course facility acquisitions.

  Net loss. Net loss increased to $1.8 million for the three months ended March 31, 1998 from $1.2 million for the comparable prior year period, primarily due to the factors described above.

 SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

  Operating Revenue. Operating revenue increased to $42.9 million for the six months ended March 31, 1998 from $35.7 million for the comparable prior year period, an increase of $7.2 million or 20.2%. Of this increase, $4.8 million is attributable to the operating revenue for the five courses acquired by the Company subsequent to December 1996. The remaining $2.4 million is attributable to increased revenue from the Company's other facilities as a result of increased marketing efforts, price increases and utilizations.

  Course-level Operating Expenses. Course-level operating expenses, which include costs of golf course operations (e.g., salaries, taxes and utilities), costs of food and beverage sales and costs of pro shop sales increased to $29.6 million for the six months ended March 31, 1998 from $26.0 million for the comparable prior year period, an increase of $3.6 million or 13.8%. This increase is primarily attributable to course-level operating expenses for the five courses acquired by the Company subsequent to December, 1996.

  General and Administrative Expenses. General and administrative expenses primarily consist of corporate salaries and related expenses and legal and accounting fees. General and administrative expenses increased to $2.1 million for the six months ended March 31, 1998 from $1.9 million for the comparable prior year period, an increase of $0.2 million or 10.5%. The increase in expense is related to non-recurring costs associated with the settlement of a law suit and to additional overhead to support the Company's expanded operations during the second quarter of fiscal 1998. General and administrative expenses as a percentage of operating revenue was 5.0% for the six months ended March 31, 1998, a decrease from 5.4% for the comparable prior year period.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased to $5.1 million for the six months ended March 31, 1998 from $4.5 million for the comparable prior year period, an increase of $0.6 million or 13.3%. This increase is primarily attributable to the inclusion of the five courses acquired subsequent to December, 1996.

  Income from Operations. Income from operations increased to $6.0 million for the six months ended March 31, 1998 from $3.3 million for the comparable prior year period, primarily due to the factors described above. Income from operations as a percentage of operating revenue was 13.9% for the six month period ended March 31, 1998, an increase from 9.2% for the comparable prior year period. The change is due to increased marketing efforts, pricing and utilization of the Company's facilities.

  Interest Expense, Net. Interest expense, net, increased to $9.3 million for the six months ended March 31, 1998 from $7.4 million for the comparable prior period, an increase of $1.9 million or 25.7%. The increase is primarily due to a higher level of outstanding debt as a result of golf course facility acquisitions.

  Provision for Income Taxes. The Company recorded a $9,020 provision for income taxes, which reflects the fact that certain subsidiaries generate taxable income in individual states and localities notwithstanding the Company's consolidated loss for financial reporting purposes.

  Net loss. Net loss increased to $3.3 million for the six months ended March 31, 1998 from $4.2 million for the comparable prior year period, primarily due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary uses of cash are to fund debt service and maintenance capital expenditures at its existing facilities (such as landscaping and purchasing golf cart fleets). The Company also implements one-time upgrade and renovation capital expenditures at its existing facilities in order to enhance their appeal to customers and members and to generate additional revenues and cash flow. Examples of these expenditures are the addition of courses (including nine hole additions) to existing facilities to increase capacity and clubhouse renovations to support increased dues and fees. These expenditures are generally of a non-recurring nature. In addition, the Company implements strategic capital expenditure programs which enable it to reduce course level operating costs and improve the efficiency of operations, such as improving the irrigation system, acquiring more efficient maintenance equipment and other programs which enhance the marketability and/or reduce the operating expenses of existing facilities. As part of its business strategy, the Company will require cash to continue to acquire, lease or manage additional golf courses and the related facilities and to complete any targeted renovations. The Company expended $19.0 million on acquisition-related costs and $5.8 million on capital improvements during the six months ended March 31, 1998. As of March 31, 1998, the Company had approximately $3.6 million of long-term commitments for one-time capital expenditures with respect to a golf facility which is currently under development.

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

  The Company intends to fund these expenditures primarily with operating cash flow and borrowings under its credit facility. The credit facility provides for borrowings of up to $50.0 million, of which $45.0 million is available to fund future acquisitions of golf courses and capital expenditures at such courses and certain capital improvements at existing courses, and $5.0 million of which is available for general working capital purposes. The total borrowing availability under the $45.0 million portion of the credit facility will decrease over the term of the facility beginning September 30, 1998. The credit facility provides that the Company may not make any acquisitions or upgrade capital expenditures when Funded Debt plus certain projected upgrade capital expenditures is greater than 6.5x of Adjusted EBITDA (each as defined in the credit facility), with certain adjustments for notes receivable, reducing over time. The maximum funded debt to EBITDA Ratio was 5.25x at March 31, 1998. The credit facility also imposes other limitations on the ability of the Company with respect to borrowings. As on March 31, 1998, the Company had $37.1 million outstanding under the credit facility. In addition, as of March 31, 1998, the Company had $0.4 million of cash on hand to meet its working capital and other needs.

  Historically, the Company has financed its operations through borrowings under bank credit facilities and equity contributions by its stockholders. As of March 31, 1998, the Company's stockholders have invested a total of $47.6 million of equity to fund the expansion of the Company and its golf course portfolio.

  For the six month period ended March 31, 1998, net cash provided by operating activities was $0.1 million versus a $2.0 million use of cash in the comparable prior year period. The largest non-cash charges for the six month period ended March 31, 1998 were depreciation and amortization and interest on zero-coupon notes.

  During the six month period ended March 31, 1998, net cash used in investing activities was $24.8 million versus $13.2 million in the prior comparable period. Expenditures for the six months ended March 31, 1998 consisted of $19.0 million in acquisition-related costs and $5.8 million in capital expenditures.

  During the six month period ended March 31, 1998, net cash provided by financing activities was $21.6 million versus $10.2 million in the prior comparable period. During the six months ended March 31, 1998, the Company borrowed $18.3 million under its acquisition facility and $4.5 under its working capital revolver. During that same period, the Company paid $1.3 million in principal of its bank facility and other obligations. At March 31, 1998, borrowings under the $50 million credit facility totaled $37.1 million.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)      Exhibits

             27.1 Financial Data Schedule

    (b)      Reports on Form 8-K

             On January 11, 1998, the Company filed a report on Form 8-K. The Form 8-K reported that the Company has entered into an Agreement and Plan of Merger with Meditrust Corporation and Meditrust Operating Company, dated as of January 11, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        COBBLESTONE HOLDINGS, INC.




   Date:  May 11, 1998           By:  /s/ Stefan C. Karnavas
                                      ----------------------------------------
                                      Stefan C. Karnavas
                                      Chief Financial Officer (Duly Authorized
                                      Officer and Principal Financial and
                                      Accounting Officer)